Form 10-Q
period 1996-03-31
USCI INC
filed 1996-05-15
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to_______________________

                         Commission File Number: 0-22282
                                     -------
                                   USCI, INC.

                           formerly, Trinity Six Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)

Delaware                           13-3702647
- - --------                           ----------
(State or other jurisdiction of    (I.R.S. Employer Identification incorporation
                  organization)    or Number)

                            6140-C Northbelt Parkway
                             Norcross, Georgia 30071
                             -----------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (770) 840-8888
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              __X_Yes ___ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 1996.
                                                 -------------
COMMON                                                           10,186,267
- - -----------------                                                ----------
  Class                                                    (Outstanding)

FORM 10-Q for the Period Ended March 31, 1996




                                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                       PAGE


Item 1            Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of  March 31, 1996        3
                  and December 31, 1995

                  Condensed Consolidated Statements of Operations and                4
                  Accumulated Deficit for the Three Months Ended
                  March 31, 1996 and March 31, 1995
                  Condensed Consolidated Statements of Cash Flows for the Three      5
                  Months Ended March 31, 1996 and March 31, 1995

                  Notes to Condensed Consolidated Financial Statements               6-8

Item 2            Management's Discussion and Analysis of Financial Condition        9-11
                  and Results of Operations for the Three months ended March
                  31, 1996 and March 31, 1995

PART II - OTHER INFORMATION
Item 1.           Legal Proceedings - None
Item 2.           Changes in Securities -None
Item 3.           Default Upon Senior Securities - None
Item 4.           Submission of Matters to a Vote of Security Holders - None
Item 5.           Other Information - None
Item 6.           Exhibits and Reports on Form 8-K -None

Signatures                                                                            12


Form 10-Q for the Quarter Ended March 31,1996
Part I, Item 1.

                                   USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         March 31,           December 31
                                                                           1996                 1995*
                                                                        -----------         -----------
CURRENT ASSETS:                                                         (UNAUDITED)

  Cash and cash equivalents                                             $23,157,818         $24,928,189
  Accounts receivable-trade, net of allowance of
    $275,000 and $220,000 at March 31, 1996 and
    December 31, 1995 respectively                                        1,291,740           1,507,771
   Accounts receivable -other                                               645,418             595,171
   Prepaid expenses                                                          75,581              47,667
                                                                        -----------         -----------
                Total current assets                                     25,170,556          27,078,798
                                                                        -----------         -----------
PROPERTY AND EQUIPMENT, NET                                               2,595,574           2,368,611

OTHER ASSETS                                                                782,240             635,886
                                                                        -----------         -----------
TOTAL ASSETS                                                            $28,548,371         $30,083,295
                                                                        ===========         ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Commissions payable                                                   $   969,539        $ 1,252,787
  Accounts payable and accrued expenses                                   1,596,424          1,188,998
  Deposits payable                                                          275,115            221,125
  Promotional deposits                                                      211,000            284,600
                                                                        -----------         -----------

                Total current liabilities                                 3,052,078          2,947,510


  Common Stock, $.0001 par value, 1,973,216 and 2,721,771 shares issued and outstanding at March 31, 1996 and
    December 31, 1995, subject to rescission (Note 2)                     6,593,641          9,086,329

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                                  0                  0

  Common  stock,  $.0001 par  value;  100,000,000  shares
    authorized;  8,213,051 and 7,464,496  shares  issued
    and  outstanding at March 31, 1996 and December 31, 1995,
    respectively.                                                               821                746

  Additional  paid in capital                                            27,044,670         24,629,023
  Accumulated deficit                                                    (8,114,789)        (6,552,263)
  Treasury Stock at cost, 5,000 shares                                      (28,050)           (28,050)
                                                                        -----------         -----------

                Total Stockholders' Equity                               18,902,652         18,049,456
                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $28,548,371        $30,083,295
                                                                        ===========        ===========

  *Condensed from audited financial statements.

   The accompanying notes are an integral part of these condensed onsolidated financial statements.

Form 10-Q for the Quarter Ended March 31,1996
Part I, Item 1.


                                   USCI, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          Three Months Ended March 31,
                                  (Unaudited)

                                                      1996            1995
                                                  -----------       -----------

REVENUES:

Activation commissions from cellular carriers     $ 1,180,024       $   672,975
                                                  -----------       -----------

OPERATING EXPENSE

Commission pass through to retailers                  888,075           541,020
Selling, General and Administrative                 2,126,812           836,219
                                                  -----------       -----------
        OPERATING LOSS                             (1,834,863)         (704,264)

Interest Income (Expense), Net                        272,337          (241,608)
                                                  -----------       -----------


        LOSS BEFORE INCOME TAXES                   (1,562,526)         (945,872)

Income Taxes                                                0                 0
                                                  -----------       -----------

        NET LOSS                                   (1,562,526)         (945,872)


Deficit Beginning of Period                        (6,552,263)       (2,431,709)
                                                  -----------       -----------

Deficit at End of Period                          $(8,114,789)      $(3,377,581)
                                                  ===========       ===========


Net Loss Per Common Share                         $    (0.15)       $     (0.29)
                                                  ==========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                     10,186,267         3,248,743
                                                   ==========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Form 10-Q for the Quarter Ended March 31, 1996
Part I, Item 1.


                                   USCI, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For The Three Months Ended March 31,
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                       1996              1995
                                                                        -----------       -----------

  Net Loss                                                              $(1,562,526)         $(945,872)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and amortization                                         253,266            307,603
      Bad debt allowance                                                     55,000             25,000
      Changes in operating assets and liabilities:
        Accounts receivable-trade                                           161,031            (51,452)
        Accounts receivable-other                                           (50,247)           (20,572)
        Prepaids and other assets                                           (27,914)          (196,393)
        Commissions payable                                                (283,248)           183,548
        Accounts payable and accrued expenses                               407,427            121,701
        Deposits payable                                                     53,989             17,900
        Promotional deposits                                                (73,600)            96,543
                                                                        -----------        -----------
          Total adjustments                                                 495,705            483,878
                                                                        -----------        -----------
            Net cash used for operating activities                       (1,066,821)          (461,994)
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (626,583)          (336,465)
                                                                        -----------        -----------
            Net cash used for investing activities                         (626,583)          (336,465)
                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                      (76,966)           100,000
                                                                        -----------        -----------
            Net cash provided (used) by financing activities                (76,966)           100,000
                                                                        -----------        -----------

NET DECREASE IN CASH                                                     (1,770,371)          (698,459)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         24,928,189          2,007,228
                                                                        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $23,157,818         $1,308,769
                                                                        ===========         ==========

INTEREST PAID DURING THE PERIOD                                         $       475         $   86,004
                                                                        ===========         ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Form 10-Q for the Quarter Ended March 31, 1996
Part I, Item 1.
                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

Note 1.  Basis of Presentation
         ---------------------
          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2.  Merger with Trinity Six Inc.
         ---------------------------
          On May 15, 1995, Trinity Six Inc. (Trinity) completed a Merger with U.
          S. Communications, Inc. Under the terms of the Merger each share of U.
          S. Communications, Inc. stock was exchanged for approximately 0.79 shares of Trinity stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U. S. Communications, Inc. As a result of the Merger, U. S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. ("the Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U. S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U. S. Communications, Inc. The net monetary assets realized by U. S. Communications, Inc., consisting of cash and cash equivalents amounted to approximately $9,750,000.

          All costs incurred in connection with the merger have been charged to equity as a reduction of additional-paid-capital. Such costs amounted to approximately $600,000. For the three months ended March 31, 1996, the Company incurred $76,966 in costs associated with the NASDAQ listing and the exercise of the Company's warrants. These costs have been charged to equity as a reduction of additional paid-in-capital

          The common stock issued to U. S. Communications, Inc. stockholders as a result of the Merger (which has not since been sold by those stockholders) has been recorded as temporary equity in the accompanying balance sheet at March 31, 1996 as the Company has been advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The

Form 10-Q for the Quarter Ended March 31, 1996
Part I, Item 1.

          valuation of the temporary equity is based on management's estimate of USCI's fair market value as of the date of the Merger determined to be $10,829,484. This amount was determined by dividing Trinity's pre Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. Since the Merger, 1,276,784 shares of common stock of the Company with rights of rescission attached have been sold by stockholders at prices above the rescission value of $3.33 per share. As the right of rescission elapses upon such sale of stock, these shares have been recorded as equity as of March 31, 1996.


          The stockholders' equity in the Company of $18,902,652 at March 31, 1996 will increase by $6,593,641 in May 1996 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc. provided such rights are not exercised prior to expiration, of which there is no assurance.

          The following unaudited pro forma information has been prepared as if the Merger had occurred on January 1, 1995. The information is based on unaudited historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or the results that may occur in the future. The pro forma information includes the elimination of U. S. Communications, Inc.'s interest expense and Trinity's income assuming the proceeds of the merger were used to retire U. S. Communications, Inc.'s debt and the additional costs of employment contracts entered into in connection with the Merger based upon the historical compensation costs of those individuals.



                                                  Three months ended
                                              March 31, 1996     March 31, 1995

                  Revenues                     $ 1,180,024        $  672,975

                  Net Loss                    $(1,562,526)        $ (725,237)

                  Net loss per share          $      (.15)        $     (.12)

Form 10-Q for the Quarter Ended March 31,1996
Part I, Item 1.

Note 3.   Loss per  Share
          ---------------
          Net loss per share for the three months ended March 31, 1996 is calculated using the weighted average number of shares of USCI, Inc. This average comprises both the number of shares subject to rescission and those shares without any attached rescission rights.

          For the three months ended March 31, 1995, the net loss per share is calculated using the weighted average number of shares of U.S. Communications, Inc., multiplied by the exchange ratio (.79) referred to in Note 2.

          Common stock equivalents have not been included in the weighted average number of shares of USCI, Inc. as the effect is anti-dilutive.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF USCI, INC.

General

    U. S. Communications, Inc. was organized in 1991, and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U. S. Communications, Inc. was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. On May 15, 1995, U. S. Communications, Inc. merged with a subsidiary of Trinity Six Inc., a company which was formed in September 1992 to serve as a vehicle to effect a merger or other similar business combination with an operating business. As a result of the Merger, U. S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc.

Results of Operations

    Quarter Ended March 31, 1996 and March 31, 1995

    Total revenues for the quarter ended March 31, 1996, consisting primarily of commissions paid to the Company as a non-exclusive customer service and activation agent for cellular carriers, were $1,180,024 as contrasted with $672,975 for the quarter ended March 31, 1995.

    The 75.3% increase in revenues between the 1996 and 1995 quarters resulted primarily from the opening of additional cellular information and activation centers in OfficeMax, Kmart, Lowes, Montgomery Wards, Service Merchandise, and Meijers retail locations.

    Operating expenses, consisting of commission pass-through expenses to retail mass merchandisers, and selling, general and administrative expenses, increased by 119% to $3,014,887 for the quarter ended March 31, 1996, from $1,377,239 for the quarter ended March 31, 1995. These increases are directly related to the expansion of the Company's operations throughout 1995 and the first quarter of 1996.

    Commission pass-throughs to retail mass merchandisers, which range between 65% to 80% of the activation fees paid by cellular carriers to the Company, increased 64% to $888,075 for the quarter ended March 31, 1996 from $541,020 for the quarter ended March 31, 1995.

    Selling, general and administrative expenses for the quarter ended March 31, 1996 aggregated $2,126,812 as compared to $836,219 for the 1995 quarter. Salaries and related employee benefits increased to $841,390 or by 151.2%, from $334,939 for the comparable 1995 quarter. These increases reflect the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Telephone service costs in the first quarter of 1996 were $143,825 as compared to $73,934 for the comparable 1995 quarter. The significant increases are again reflective of the Company's growth.

    Legal and accounting fees totaled $155,176 in the first quarter of 1996, as compared to $66,732 in the first quarter of 1995. The 132.5% increase from 1996 to 1995 was attributable in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers.

    Depreciation and amortization (excluding amortization of original issue discount in 1995) for the first quarter of 1996 was $253,266 as compared to $137,803 in the comparable 1995 quarter. The 83.8% increase from 1996 to 1995 is primarily attributable to additional software development costs and purchases of communications devices, cellular displays, computers, computer peripherals and other capital equipment acquired by the Company and placed into service.

    Interest income for the first quarter of 1996 and 1995 aggregated $275,581 and $14,195, respectively. Interest expense for the same periods aggregated $475 and $255,804, respectively. The increase in interest income during the first quarter of 1996 related to the increase in cash and cash equivalents due to the May 15, 1995 merger with Trinity and the exercise of the Company's warrants in the fourth quarter of 1995. The 1995 interest expense consisted primarily of the amortization of original issue discounts recorded in connection with the sale and issuance of U. S. Communications, Inc.'s Subordinated Debentures in 1994 and January 1995. These debentures were repaid in the second quarter of 1995.

    The Company incurred net losses of $1,562,526 and $945,872 for the first quarter of 1996 and 1995, respectively. The Company expects to incur additional losses for at least two more quarters, principally attributable to projected start-up expenses associated with the provision of cellular telephone activation services at new or additional retail locations.

Liquidity and Capital Resources

    At March 31, 1996, the Company had working capital of $22,118,478, cash and cash equivalents of $23,157,818 and a total stockholders' equity of $18,902,652.

    The stockholders equity in the Company of $18,902,652 at March 31, 1996 will increase by $6,593,641 in May 1996 through the expiration of the right of recission granted to the former stockholders of U.S. Communications, Inc. provided such rights are not exercised prior to expiration, of which there is no assurance.

    As a consequence of the completion of the Merger with Trinity in May 1995, the Company received cash and cash equivalents of approximately $9,750,000, of which $3,450,000 was used to repay debt. In October 1995, the Company issued a notice of redemption for all of its outstanding Class A and Class B Common Stock Purchase Warrants (the "Warrants"). Upon expiration of the warrant exercise period, the Company had received net proceeds of approximately $21,850,000 from the exercise of the Warrants.

    The Company expects that its existing capital resources, including the cash received in the Merger, and from the exercise of the IPO Warrants as well as anticipated revenues from operations, will provide the Company with sufficient funds to finance projected expenses for operations and current expansion projects. Current expansion plans contemplate the opening of additional cellular and paging information and activation centers in approximately 3,000 retail locations by the end of 1996. The Company also anticipates expending approximately $1,000,000 through the end of 1996 upon continued development and refinement of its software programs and systems.

Inflation

    To date, inflation has not had any significant impact on the Company's business.

FORM 10-Q FOR THE PERIOD ENDED March 31, 1996


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            USCI, Inc.


Dated:  May 14, 1996
        ------------



                                            /s/ Mark Rapoport
                                                -------------
                                            Vice President of Finance and
                                            Principal Financial Officer