Form 10-Q/A
period 1996-03-31
USCI INC
filed 1996-05-16
CIK 907069

[ARTICLE] 5         Financial Data Schedule for 1st Quarter 10-Q

[PERIOD-TYPE]                               3-MOS
[FISCAL-YEAR-END]                       Dec-31-1996
[PERIOD-END]                            Mar-31-1996
[CASH]                                  23,157,818
[SECURITIES]                                     0
[RECEIVABLES]                            1,566,740
[ALLOWANCES]                               275,000
[INVENTORY]                                      0
[CURRENT-ASSETS]                        25,170,556
[PP&E]                                  3,095,278
[DEPRECIATION]                             799,704
[TOTAL-ASSETS]                          28,548,371
[CURRENT-LIABILITIES]                    3,052,078
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                       821
[OTHER-SE]                              18,901,831
[TOTAL-LIABILITY-AND-EQUITY]            28,548,371
[SALES]                                          0
[TOTAL-REVENUES]                         1,180,024
[CGS]                                            0
[TOTAL-COSTS]                              888,075
[OTHER-EXPENSES]                         2,071,812
[LOSS-PROVISION]                            55,000
[INTEREST-EXPENSE]                             475
[INCOME-PRETAX]                         (1,562,526)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                     (1,562,526)
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                            (1,562,526)
[EPS-PRIMARY]                                (0.15)
[EPS-DILUTED]                                (0.15)