Form 10-Q/A
period 1996-03-31
USCI INC
filed 1996-06-27
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     10-Q/A
                               AMENDMENT NO. 2 TO
                                    FORM 10-Q
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

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

                           formerly, Trinity Six Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)

Delaware                           13-3702647
- --------                           ----------
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

                              __X_Yes ___ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 1996.
                                                 -------------
COMMON                                                           10,186,267
- -----------------                                                ----------
  Class                                                    (Outstanding)

FORM 10-Q/A FOR THE PERIOD ENDED March 31, 1996


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            USCI, Inc.


Dated:  June 26, 1996
        -------------



                                            /s/ Mark Rapoport
                                                -------------
                                            Vice President of Finance and
                                            Principal Financial Officer