Form 10-Q
period 1996-06-30
USCI INC
filed 1996-08-12
CIK 907069

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996.

Commission File Number 0-22282.

                        USCI, INC.
               (formerly Trinity Six Inc.)
(Exact name of registrant as specified in its charter)

Delaware                                13-3702647
(State or other jurisdiction of         (IRS Employer
incorporation or organization)       Identification No.)

6140-C Northbelt Parkway, Norcross, Georgia   30071
(Address of principal executive offices)     (Zip Code)

                      (770) 840-8888
(Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of August 9, 1996, 10,186,267 shares of $.001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                 PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of June 30, 1996 and December 31, 1995        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month period ended
                           June 30, 1996 and June 30, 1995               4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Six month period ended
                           June 30, 1996 and June 30, 1995               5

                           Condensed Consolidated Statements of Cash
                           Flows for the Six months ended
                           June 30, 1996 and June 30, 1995               6

                           Notes to Condensed Consolidated
                           Financial Statements                          7-8

        Item 2             Management's Discussion and Analysis of       9-11
                           Financial Condition and Results of
                           Operations for the Six month and Three
                           month periods ended June 30, 1996 and
                           June 30, 1995

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information - None
        Item 6             Exhibits and Reports on Form 8-K - None

SIGNATURES                                                               12


                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30          December 31
                                                        1996              1995*
                                                     (unaudited)
                                                     -----------        ------------
ASSETS
Current Assets
Cash and cash equivalents                             $21,143,618        $24,928,189
Accounts receivable - trade, net of allowance
  of $46,200 and $64,900 at June 30, 1996
  and December 31, 1995, respectively                   1,286,389          1,507,771
Accounts receivable - other                               871,767            595,171
Prepaid expenses                                          161,293             47,667
                                                      -----------        -----------
   Total Current Assets                                23,463,067         27,078,798

Property and Equipment, Net                             2,705,236          2,368,611

Other Assets                                              827,526            635,886

TOTAL ASSETS                                          $26,995,829        $30,083,295
                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Commissions payable                                   $   841,194        $ 1,252,787
Accounts payable and accrued expenses                   1,608,890          1,188,998
Deposits payable                                          296,090            221,125
Promotional deposits                                      295,850            284,600
                                                      -----------         ----------
   Total Current Liabilities                          $ 3,042,024          2,947,510

Common Stock, $.0001 par value, 2,721,771
  shares issued and outstanding at
  December 31, 1995, subject to rescission
  (Note 2)                                                      0          9,086,329

Stockholders' Equity

Preferred stock, $.01 par value; 1,000,000
  shares authorized; no shares issued and
  outstanding                                                   0                  0

Common stock, $.0001 par value; 100,000,000
  shares authorized; 10,186,267 and 7,464,496
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively.                          1,029                746

Additional paid in capital                             33,638,202         24,629,023
Accumulated deficit                                    (9,657,376)        (6,552,263)
Treasury Stock at cost, 5,000 shares                      (28,050)           (28,050)
                                                      ------------       ------------
   Total Stockholders' Equity                          23,953,805         18,049,456
                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $26,995,829        $30,083,295
                                                      ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended June 30,
                          (Unaudited)

                                                          Three Months Ended
                                                                June 30,
                                                        1996                1995
                                                    ------------          ------------
Revenues                                            $ 1,243,502           $   974,412
                                                    ------------          ------------
Operating Expenses:
  Commission pass through to retailers                  598,057               561,397
  Selling, General and Administrative                 2,436,845               965,802
                                                    ------------          ------------
Operating Loss                                       (1,791,400)             (552,787)

Interest Income (Expense), Net                          248,813               (74,094)
                                                    ------------          ------------
Loss Before Income Taxes and
  Extraordinary Item                                 (1,542,587)             (626,881)

Income Taxes                                                  0                     0
                                                    -------------         -------------
Loss Before Extraordinary Item                       (1,542,587)             (626,881)

Extraordinary Item:
Loss on Early Extinguishment of Debt (Note 3)                 0              (679,178)
                                                    --------------        --------------
NET LOSS                                             (1,542,587)           (1,306,059)

Deficit at Beginning of Period                       (8,114,789)           (3,377,581)
                                                    ---------------       --------------

Deficit at End of Period                            $(9,657,376)          $(4,683,640)
                                                    ===============       ==============

Loss Per Common Share
Before Extraordinary Item                           $     (0.15)          $     (0.13)
Extraordinary Item Loss Per Common Share                     -                  (0.14)
                                                    ---------------       --------------
Net Loss Per Common Share                           $     (0.15)          $     (0.27)
                                                    ===============       ==============

Weighted Average Common Shares Outstanding             10,186,267           4,817,290
                                                    ===============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                   Six Months Ended June 30,
                          (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                        1996                1995
                                                    ------------          ------------
Revenues                                            $ 2,485,719           $ 1,579,408
                                                    ------------          ------------
Operating Expenses:
  Commission pass through to retailers                1,486,132             1,102,417
  Selling, General and Administrative                 4,625,850             1,708,400
                                                    ------------          ------------
Operating Loss                                       (3,626,263)           (1,231,409)

Interest Income (Expense), Net                          521,150              (341,344)
                                                    ------------          ------------
Loss Before Income Taxes and
  Extraordinary Item                                 (3,105,113)           (1,572,753)

Income Taxes                                                  0                     0
                                                    -------------         -------------
Loss Before Extraordinary Item                       (3,105,113)           (1,572,753)

Extraordinary Item:
Loss on Early Extinguishment of Debt (Note 3)                 0              (679,178)
                                                    --------------        --------------
NET LOSS                                             (3,105,113)           (2,251,931)

Deficit at Beginning of Period                       (6,552,263)           (2,431,709)
                                                    ---------------       --------------

Deficit at End of Period                            $(9,657,376)          $(4,683,640)
                                                    ===============       ==============

Loss Per Common Share
Before Extraordinary Item                           $     (0.30)          $     (0.39)
Extraordinary Item Loss Per Common Share                     -                  (0.17)
                                                    ---------------       --------------
Net Loss Per Common Share                           $     (0.30)          $     (0.56)
                                                    ===============       ==============

Weighted Average Common Shares Outstanding             10,186,267           4,032,658
                                                    ===============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30,
                        (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                        1996                1995
                                                        -------------         -------------
Net Loss                                                $ (3,105,113)         $ (2,251,931)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization                            486,650               206,305
    Bad debt allowance                                       101,000               291,674
    Loss on Disposal of Assets                                74,150
    Write off remaining original issue discount
      and other bond related costs on
      extinguishment of subordinated debentures                                    679,178
    Changes in operating assets and liabilities:
      Accounts receivable - trade                            120,382              (114,221)
      Accounts receivable - other                           (268,186)               14,110
      Prepaids and other assets                             (113,626)              181,414
      Commissions payable                                   (411,593)              (83,978)
      Accounts payable and accrued expenses                  419,892                (8,854)
      Deposits payable                                        74,965                53,650
      Promotional deposits                                    11,250               (71,300)
                                                        -------------         -------------
        Total adjustments                                    494,884             1,147,978
                                                        -------------         -------------
        Net cash used for operating activities            (2,610,229)           (1,103,953)
                                                        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (1,097,476)             (661,377)
                                                        -------------         -------------
        Net cash used for investing activities            (1,097,476)             (661,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debentures and
    equity, net of costs                                           0               100,000
  Repayment of subordinated debentures                             0            (3,450,000)
  Proceeds from issuance of common stock,
    net of costs                                             (76,866)            9,123,448
  Purchase of treasury stock                                       0               (28,500)
                                                        -------------         -------------
    Net cash provided (used) by financing activities         (76,866)            5,744,948

NET INCREASE/(DECREASE) IN CASH                           (3,784,571)            3,979,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          24,928,189             2,007,228
                                                        -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 21,143,618          $  5,986,846
                                                        =============         =============

INTEREST PAID DURING THE PERIOD                                  789               341,344
                                                        =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        June 30, 1996
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2:  MERGER WITH TRINITY SIX INC.

On May 15, 1995, Trinity Six Inc. (Trinity) completed a Merger with U.S. Communications, Inc. Under the terms of the Merger each share of U.S. Communications Inc. stock was exchanged for approximately 0.79 shares of Trinity stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. (the "Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. The net monetary assets realized by U.S. Communications, Inc., consisting of cash and cash equivalents amounted to approximately $9,750,000.

All costs incurred in connection with the merger have been charged to equity as a reduction of additional paid in capital. Such costs amounted to approximately $600,000. For the six months ended June 30, 1996, the Company incurred $76,966 in costs incurred with the Nasdaq listing and the exercise of the Company's warrants. These costs have been charged to equity as a reduction of additional paid in capital.

The common stock issued to U.S. Communications, Inc. stockholders as a result of the Merger was previously recorded as temporary equity. The Company was advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The valuation of the temporary equity was based on management's estimate of USCI's fair market value as of the date of the Merger determined to be $10,829,484. This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. Since the Merger, 1,276,784 shares of common stock of the Company with rights of rescission attached were sold by stockholders at prices above the rescission value of $3.33 per share. These shares have been recorded as equity as of June 30, 1996.

The stockholders' equity in the Company of $23,953,805 at June 30, 1996 increased by $6,593,641 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc.
The following unaudited pro forma information has been prepared as if the Merger had occurred on January 1, 1995. The information is based on unaudited historical results of the separate companies and may not necessary be indicative of the results that could have been achieved or the results that may occur in the future. The pro forma information includes the elimination of U.S. Communications, Inc.'s interest expense and Trinity's income assuming the proceeds of the merger were used to retire U.S. Communications, Inc.'s debt and the additional costs of employment contracts entered into in connection with the Merger based upon the historical compensation costs of those individuals.

                                        Six Months Ended
                                        June 30, 1995
Revenues                                 $  1,548,099

Net loss                                 $ (1,521,846)

Net loss per share                       $      (0.24)

Note 3:  LOSS PER SHARE

Net loss per share for the three and six months ended June 30, 1996 is calculated using the weighted average number of shares of USCI, Inc. This average comprises both the number of shares subject to rescission and those shares without any attached rescission rights.

Net loss per share for the three and six months ended June 30, 1995 is calculated using the weighted average number of shares of USCI, Inc. outstanding after the Merger plus the weighted average number of U.S. Communications, Inc. shares outstanding prior to the Merger, multiplied by the exchange ratio (.79) applied to the U.S. Communications, Inc. shares in conjunction with the Merger. This average comprises both the number of shares subject to rescission and those shares without any attached rescission rights.

Common Stock equivalents have not been included in the weighted number of shares of USCI, Inc. as the effect is anti-dilutive.

Note 4:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF USCI, INC.

GENERAL

U.S. Communications, Inc. was organized in 1991, and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U.S. Communications, Inc. was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. On May 15, 1995, U.S. Communications, Inc. merged with a subsidiary of Trinity Six Inc., a company which was formed in September 1992 to serve as a vehicle to effect a merger or other similar business combination with an operating business. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc.

RESULTS OF OPERATIONS

  Six Months and Three Months Ended June 30, 1996 and June 30, 1995

Total revenues for the six months ended June 30, 1996, consisting primarily of commissions paid to the Company as a non-exclusive customer service and activation agent for cellular carriers, were $2,485,719 as contrasted with $1,579,408 for the six months ended June 30, 1995.
Total revenues for the three months ended June 30, 1996 were $1,243,502 as contrasted with $974,412 for the quarter ended June 30, 1995.

The 57.4% increase in revenues between the 1996 and 1995 six month periods and the 27.6% increase in revenues between the three month periods ended June 30, 1996 and 1995 resulted primarily from the opening of additional cellular information and activation centers in OfficeMax and Kmart retail locations and a significant increase in market development revenue between the 1996 and 1995 periods. Market development revenue, consisting of payments from the cellular carriers for promotional expenditures, increased primarily due to increased activity at the activation centers and the new retail locations.

Commission pass-throughs to retail mass merchandisers, which range between 65% and 80% of the activation fees paid by cellular carriers to the Company, aggregated $1,486,132 and $598,057, respectively, for the six and three month periods ended June 30, 1996 as contracted with $1,102,417 and $561,397 for the six and three month periods ended
June 30, 1995, respectively.

Selling, general and administrative expenses for the six months ended June 30, 1996 aggregated $4,625,850 as compared to $1,708,400 for the six months ended June 30, 1995. Salaries and related employee benefits increased by 139% to $1,680,492 from $702,017 for the comparable 1995 period due to the Company's increased hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $341,192 for the first six months of 1996, from $143,957 for the first six months of 1995 due in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Depreciation and amortization for the first six months of 1996 was $486,650 as compared to $206,305 for the comparable six months of 1995 as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of the Company's contribution to its customers' advertising costs, increased $409,609 in the first six months of 1996 due to substantially increased levels of customer advertising. Client installation expenses increased $147,827 in the first six months of 1996 due to increased telephone interconnect expenses incurred in opening new cellular locations. Travel expense for the first six months of 1996 was $323,784 as compared to $51,347 for the comparable six months of 1995 due to the increase in employees and expanding markets. Marketing, creative and printing expense for the first six months of 1996 was $220,597 as compared to $19,958 for the comparable six months of 1995 due to expenses incurred for collateral support of new market programs and financial printing required as a result of public company requirements.

Selling, general and administrative expenses for the three months ended June 30, 1996 aggregated $2,436,845 as compared to $965,802 for the three months ended June 30, 1995. Salaries and related employee benefits increased by 129% to $839,102 from $367,078 for the comparable 1995 period as a result of the Company's increased hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees totaled $186,017 for the three months ended June 30, 1996, as compared to $77,225 for the comparable 1995 period due in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Depreciation and amortization was $242,562 as compared to $101,456 for the comparable three months of 1995 as the Company incurred additional software development costs and purchased and placed into service communications devices, cellular displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of the Company's contribution its customers' advertising costs, increased $259,435 in the three months ended June 30, 1996 due to substantially increased levels of customer advertising. Client installation expenses increased $97,827 in the three months ended
June 30, 1996 due to increased telephone interconnect expenses incurred in opening new cellular locations. Travel expense totaled $154,299 for the three months ended June 30, 1996, as compared to $30,042 for the comparable 1995 period due to the increase in employees and expanding markets. Marketing, creative and printing expense totaled $113,363 for the three months ended June 30, 1996, as compared to $11,032 for the comparable 1995 period due to expenses incurred for collateral support for new market programs and financial printing required as a result of public company requirements.

Interest income (net of expense) aggregated $521,150 and $248,813 for the six months and three months ended June 30, 1996, respectively. Interest expense (net of income) aggregated $341,344 and $74,094 for the six months and three months ended June 30, 1995, respectively. The increase in interest income during the first six months of 1996 related to the increase in cash and cash equivalents due to the May 1995 merger with Trinity and the exercise of the Company's Class A and Class B Common Stock Purchase Warrants ("Warrants") in the fourth quarter of 1995. The 1995 interest expense consisted primarily of the amortization of original issue discounts recorded in connection with the sale and issuance of U.S. Communications, Inc.'s Subordinated Debentures in 1994 and January 1995.

The Company incurred $679,178 as an extraordinary charge as a result of the early extinguishment of the Subordinated Debentures during the second quarter of 1995. The Company incurred net losses of $3,105,113 and $2,251,931 for the six month periods ended June 30, 1996 and 1995, respectively. The Company incurred net losses of $1,542,587 and $1,306,059 for the three month periods ended June 30, 1996 and 1995, respectively. The Company expects to incur additional losses for at least the balance of 1996, principally attributable to projected start-up expenses associated with providing cellular telephone and paging activation services at additional retail locations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $20,421,043, cash and cash equivalents of $21,143,618 and a total stockholders' equity of $23,953,805. The stockholders equity increased by $6,593,641 in May 1996 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc.

As a consequence of the completion of the Merger with Trinity in May 1995, the Company received cash and cash equivalents of approximately $9,750,000, of which $3,450,000 was used to repay debt. In October 1995, the Company issued a notice of redemption for all of its outstanding Warrants. Upon expiration of the warrant exercise period, the Company had received net proceeds of approximately $21,850,000 from the exercise of the Warrants.

The Company expects that its existing capital resources, including the cash received in the Merger and from the exercise of the Warrants, as well as anticipated revenues from operations, will provide the Company with sufficient funds to finance projected expenses for operations and current expansion projects. Current expansion plans contemplate the opening of additional cellular and paging information and activation centers to total approximately 3,000 retail locations by the end of 1996. The Company also anticipates expending approximately $1,000,000 through the end of 1996 upon continued development and refinement of its software programs and systems.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                USCI, INC.

                               /S/  ROBERT J. KOSTRINSKY
                               ---------------------------
                                Robert J. Kostrinsky,
                                Executive Vice President;
                                Chief Financial Officer

Date: August 9, 1996