Form 10-Q
period 1996-09-30
USCI INC
filed 1996-11-13
CIK 907069

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996.

Commission File Number 0-22282.

                        USCI, INC.
(Exact name of registrant as specified in its charter)

Delaware                                13-3702647
(State or other jurisdiction of         (IRS Employer
incorporation or organization)       Identification No.)


6115-A Jimmy Carter Boulevard, Norcross, Georgia 30071
(Address of principal executive offices)      (Zip Code)

                      (770) 840-8888
(Registrant's telephone number including area code)

6140-C Northbelt Parkway, Norcross, Georgia   30071
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 1996, 10,186,267 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I                    FINANCIAL INFORMATION                          PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets as
                           of September 30, 1996 and December 31, 1995        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month periods ended
                           September 30, 1996 and September 30, 1995          4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Nine month periods ended
                           September 30, 1996 and September 30, 1995          5

                           Condensed Consolidated Statements of Cash
                           Flows for the Nine months ended
                           September 30, 1996 and September 30, 1995          6

                           Notes to Condensed Consolidated
                           Financial Statements                               7-8

        Item 2             Management's Discussion and Analysis of            9-11
                           Financial Condition and Results of
                           Operations

PART II                   OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders                                12
        Item 5             Other Information - None
        Item 6             Exhibits and Reports on Form 8-K                   12

                          SIGNATURE(S)                                        13

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,
                                                        1996            December 31,
                                                     (Unaudited)            1995*
                                                    --------------      ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $18,266,907        $24,928,189
Accounts receivable - trade, net of allowance
  of $88,000 and $220,000 at September 30, 1996
  and December 31, 1995, respectively                   1,155,057          1,507,771
Accounts receivable - other                             1,386,645            595,171
Prepaid expenses                                          274,996            103,989
                                                      -----------        -----------
   Total Current Assets                                21,083,605         27,135,120
                                                      -----------        -----------
PROPERTY AND EQUIPMENT, NET                             3,588,257          2,368,611

OTHER ASSETS                                              849,670            579,564
                                                      -----------        -----------
TOTAL ASSETS                                          $25,521,532        $30,083,295
                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Commissions payable                                   $ 1,061,893        $ 1,252,787
Accounts payable and accrued expenses                   1,593,453          1,188,998
Deposits payable                                          287,141            221,125
Promotional deposits                                      511,250            284,600
                                                      -----------         ----------
   Total Current Liabilities                          $ 3,453,737          2,947,510

Common Stock, $.0001 par value,
  2,721,771 shares issued and
  outstanding at December 31, 1995,
  subject to rescission (Note 2)                                0          9,086,329

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000
  shares authorized; no shares issued and
  outstanding                                                   0                  0

Common stock, $.0001 par value; 100,000,000
  shares authorized; 10,186,267 and 7,464,496
  shares issued and outstanding at September 30,
  1996 and December 31, 1995, respectively.                 1,019                746

Additional paid in capital                             33,638,112         24,629,023
Accumulated deficit                                   (11,543,286)        (6,552,263)
Treasury Stock at cost, 5,000 shares                      (28,050)           (28,050)
                                                      ------------       ------------
   Total Stockholders' Equity                          22,067,795         18,049,456
                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $25,521,532        $30,083,295
                                                      ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                          (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        1996                1995
                                                    ------------          ------------
REVENUES                                            $ 1,219,503           $   908,392
                                                    ------------          ------------
OPERATING EXPENSES:
  Commission pass through to retailers                  490,757               567,583
  Selling, General and Administrative                 2,869,025             1,094,565
                                                    ------------          ------------
OPERATING LOSS                                       (2,140,279)             (753,756)

Interest Income (Expense), Net                          254,369                71,349
                                                    ------------          ------------
Loss Before Income Taxes and
  Extraordinary Item                                 (1,885,909)             (682,407)

Income Taxes                                                  0                     0
                                                    -------------         -------------
LOSS BEFORE EXTRAORDINARY ITEM                       (1,885,909)             (682,407)

Extraordinary Item:
Loss on Early Extinguishment of Debt                          0                     0
                                                    --------------        --------------
NET LOSS                                             (1,885,909)             (682,407)

Deficit Beginning of Period                          (9,657,377)           (4,683,640)
                                                    ---------------       --------------

Deficit End of Period                               $(11,543,286)         $(5,366,047)
                                                    ===============       ==============

Net Loss Per Common Share
Before Extraordinary Item                           $     (0.19)          $     (0.11)
Extraordinary Item Loss Per Common Share                   0.00                  0.00
                                                    ---------------       --------------
Net Loss Per Common Share                           $     (0.19)          $     (0.11)
                                                    ===============       ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             10,186,267           6,293,508
                                                    ===============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                          (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                        1996                1995
                                                    ------------          ------------
REVENUES                                            $ 3,705,222           $ 2,487,800
                                                    ------------          ------------
OPERATING EXPENSES:
  Commission pass through to retailers                1,976,889             1,670,000
  Selling, General and Administrative                 7,494,875             2,803,312
                                                    ------------          ------------
OPERATING LOSS                                       (5,766,542)           (1,985,512)

Interest Income (Expense), Net                          775,519              (269,648)
                                                    ------------          ------------
Loss Before Income Taxes and
  Extraordinary Item                                 (4,991,022)           (2,255,160)

Income Taxes                                                  0                     0
                                                    -------------         -------------
LOSS BEFORE EXTRAORDINARY ITEM                       (4,991,022)           (2,255,160)

Extraordinary Item:
Loss on Early Extinguishment of Debt                          0              (679,178)
                                                    --------------        --------------
NET LOSS                                             (4,991,022)           (2,934,338)

Deficit Beginning of Period                          (6,552,263)           (2,431,709)
                                                    ---------------       --------------

Deficit End of Period                               $(11,543,286)         $(5,366,047)
                                                    ===============       ==============

Net Loss Per Common Share
Before Extraordinary Item                           $     (0.49)          $     (0.47)
Extraordinary Item Loss Per Common Share                   0.00                 (0.14)
                                                    ---------------       --------------
Net Loss Per Common Share                           $     (0.49)          $     (0.61)
                                                    ===============       ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             10,186,267           4,786,274
                                                    ===============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30,
                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                        1996                1995
                                                        -------------         -------------
Net Loss                                                $ (4,991,022)         $ (2,934,338)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization                            824,055               394,597
    Loss on Disposal of Fixed Assets                          74,150
    Bad debt allowance                                       191,500               291,675
    Write off of remaining original issue
      discount and other bond related costs on
      extinguishment of subordinated debentures                                    679,178
    Changes in operating assets and liabilities:
      Accounts receivable - trade                            161,214              (166,218)
      Accounts receivable - other                           (783,064)              (99,272)
      Prepaids and other assets                              (33,691)                1,758
      Commissions payable                                   (190,893)               90,650
      Accounts payable and accrued expenses                  404,455               208,770
      Deposits payable                                        66,015                51,430
      Promotional deposits                                   226,650               (77,134)
                                                        -------------         -------------
        Total adjustments                                    940,393             1,375,434
                                                        -------------         -------------
          Net cash (used in) operating activities         (4,050,629)           (1,558,904)
                                                        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (2,533,685)           (1,528,039)
                                                        -------------         -------------
          Net cash (used in) investing activities         (2,533,685)           (1,528,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debentures and
    equity, net of costs                                           0               100,000
  Repayment of subordinated debentures                             0            (3,450,000)
  Proceeds from issuance of common stock,
    net of costs                                             (76,967)            9,225,081
  Purchase of treasury stock                                       0               (28,050)
                                                        -------------         -------------
          Net cash (used in) provided by
          financing activities                               (76,967)            5,847,031

NET (DECREASE) INCREASE IN CASH                           (6,661,282)            2,760,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          24,928,189             2,007,228
                                                        -------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 18,266,907          $  4,767,316
                                                        =============         =============

INTEREST PAID DURING THE PERIOD                         $        841          $    269,648
                                                        =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                      September 30, 1996
                         (Unaudited)

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

Note 2:  MERGER WITH TRINITY SIX INC.

On May 15, 1995, Trinity Six Inc. (Trinity) completed a merger ("Merger") with U.S. Communications, Inc. Under the terms of the Merger each share of U.S. Communications Inc. stock was exchanged for approximately 0.79 shares of Trinity stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. (the "Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. The net monetary assets realized by U.S. Communications, Inc., consisting of cash and cash equivalents amounted to approximately $9,750,000.

All costs incurred in connection with the Merger have been charged to equity as a reduction of additional paid in capital. Such costs amounted to approximately $600,000. For the nine months ended September 30, 1996, the Company incurred $76,967 in costs incurred with the NASDAQ listing and the exercise of the Company's warrants. These costs have been charged to equity as a reduction of additional paid in capital.

The common stock issued to U.S. Communications, Inc. stockholders as a result of the Merger was previously recorded as temporary equity. The Company was advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The valuation of the temporary equity was based on management's estimate of USCI's fair market value as of the date of the Merger determined to be $10,829,484. This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. Since the Merger, 1,276,784 shares of common stock of the Company with rights of rescission attached were sold by stockholders at prices above the rescission value of $3.33 per share. These shares have been recorded as equity as of September 30, 1996.

The stockholders' equity in the Company of $22,067,795 at September 30, 1996 increased by $6,593,641 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc.

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

                                        Nine Months Ended
                                        September 30, 1995
Revenues                                 $  2,311,855

Net loss                                 $ (2,666,510)

Net loss per share                       $      (0.42)

Note 3:  LOSS PER SHARE

Net loss per share for the three and nine months ended September 30, 1996 is computed using the weighted average number of shares of USCI, Inc.

Net loss per share for the three and nine months ended September 30, 1995 is computed using the weighted average number of shares of USCI, Inc. outstanding after the Merger plus the weighted average number of U.S. Communications, Inc. shares outstanding prior to the Merger, multiplied by the exchange ratio (.79) applied to the U.S. Communications, Inc. shares in conjunction with the Merger.

Common Stock equivalents have not been included in the weighted number of shares of USCI, Inc. as the effect is anti-dilutive.

Note 4:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF USCI, INC.

GENERAL

U.S. Communications, Inc. was organized in 1991, and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U.S. Communications, Inc. was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. On May 15, 1995, U.S. Communications, Inc. merged (the "Merger") with a subsidiary of Trinity Six Inc., a company which was formed in September 1992 to serve as a vehicle to effect a merger or other similar business combination with an operating business. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc.

RESULTS OF OPERATIONS

Nine Months and Three Months Ended September 30, 1996 and September 30, 1995

Total revenues for the nine months ended September 30, 1996, consisting primarily of commissions, as well as market development funds, paid to the Company as a non-exclusive customer service and activation agent for cellular telephone and paging carriers, were $3,705,222 as contrasted with $2,487,800 for the nine months ended September 30, 1995. Total revenues for the three months ended September 30, 1996 were $1,219,503 as contrasted with $908,392 for the quarter ended September 30, 1995.

The 48.9% increase in revenues between the 1996 and 1995 nine month periods and the 34.3% increase in revenues between the three month periods ended September 30, 1996 and 1995 resulted primarily from the opening of additional cellular information and activation centers in OfficeMax and Kmart retail locations and a significant increase in market development revenue between the 1996 and 1995 periods. Market development revenue, consisting of payments from the cellular carriers for promotional expenditures, increased primarily due both to increased activity at existing activation centers and the opening of new retail locations.

Commission pass-throughs to retail mass merchandisers, which range between 65% to 80% of the activation fees paid by cellular carriers to the Company, aggregated $1,976,889 and $490,757, respectively, for the nine and three month periods ended September 30, 1996 as contrasted with $1,670,000 and $567,583 for the nine and three month periods ended September 30, 1995, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 1996 aggregated $7,494,875 as compared to $2,803,312 for the nine months ended September 30, 1995. Salaries and related employee benefits increased by 125% to $2,611,718 from $1,160,782 for the comparable 1995 period due to the Company's increased hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $497,834 for the first nine months of 1996, from $254,117 for the first nine months of 1995 due in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Depreciation and amortization for the first nine months of 1996 was $824,055 as compared to $394,597 for the comparable nine months of 1995 as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of the Company's contribution to its customers' advertising costs, increased $656,609 in the first nine months of 1996 due to substantially increased levels of customer advertising. Client installation expenses increased $323,581 in the first nine months of 1996 due to increased telephone interconnect expenses and local telephone company installation charges incurred in opening new cellular locations. Travel expense for the first nine months of 1996 was $451,725 as compared to $147,985 for the comparable nine months of 1995 due to the increase in employees and expanding markets. Marketing, creative and printing expense for the first nine months of 1996 was $288,611 as compared to $76,215 for the comparable nine months of 1995 due to expenses incurred for collateral support of new market programs and financial printing required as a result of public company requirements.

Selling, general and administrative expenses for the three months ended September 30, 1996 aggregated $2,869,025 as compared to $1,094,565 for the three months ended September 30, 1995. Salaries and related employee benefits increased by 103% to $931,227 from $458,726 for the comparable 1995 period as a result of the Company's increased hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees totaled $156,642 for the three months ended September 30, 1996, as compared to $110,160 for the comparable 1995 period due in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Depreciation and amortization was $325,745 as compared to $188,292 for the comparable three months of 1995 as the Company incurred additional software development costs and purchased and placed into service communications devices, cellular displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of the Company's contribution to its customers' advertising costs, increased $247,000 in the three months ended September 30, 1996 due to substantially increased levels of customer advertising. Client installation expenses increased $175,754 in the three months ended September 30, 1996 due to increased telephone interconnect expenses and local telephone company installation charges incurred in opening new cellular locations. Travel expense totaled $127,941 for the three months ended September 30, 1996, as compared to $96,638 for the comparable 1995 period due to the increase in employees and expanding markets. Marketing, creative and printing expense totaled $73,680 for the three months ended September 30, 1996, as compared to $22,231 for the comparable 1995 period due to expenses incurred for collateral support for new market programs and financial printing required as a result of public company requirements.

Interest income (net of expense) aggregated $775,519 and $254,369 for the nine months and three months ended September 30, 1996, respectively. Interest expense (net of income) aggregated $269,648 for the nine months and interest income (net of expense) aggregated $71,349 for the three months ended September 30, 1995, respectively. The increase in interest income during the first nine months of 1996 related to the cash and cash equivalents received in the Merger with Trinity and from the exercise of the Company's Class A and Class B Common Stock Purchase Warrants ("Warrants") in the fourth quarter of 1995. The 1995 interest expense consisted primarily of the amortization of original issue discounts recorded in connection with the sale and issuance of U.S. Communications, Inc.'s Subordinated Debentures in 1994 and January 1995.

The Company incurred $679,178 as an extraordinary charge as a result of the early extinguishment of the Subordinated Debentures during the second quarter of 1995. The Company incurred net losses of $4,991,022 and $2,934,338 for the nine month periods ended September 30, 1996 and 1995, respectively. The Company incurred net losses of $1,885,909 and $682,407 for the three month periods ended September 30, 1996 and 1995, respectively. The Company expects to incur additional losses for at least the balance of 1996, principally attributable to projected expenses associated with providing cellular telephone and pager activation services at additional retail locations, depreciation of computer equipment and software and the hiring of additional management and staff personnel.

In the opinion of the Company management, achieving profitability will be in large measure dependent upon the willingness and ability of the Company's mass merchandiser customers to significantly increase the sale of wireless products and services through continued chain wide advertising. It is anticipated that several mass merchandisers will initiate chain wide advertising in the fourth quarter of this year to support the Company's extension of wireless services to sufficient numbers of store locations.

In order to enhance its national coverage of wireless services the Company is entering into reseller agreements with certain cellular carriers, under the terms of which the Company will act as a non-facilities based provider of cellular and paging services in markets where the Company does not currently have agency agreements with carriers.

The foregoing statements regarding the Company's future profitability and becoming a reseller of wireless communication services are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the unwillingness or inability of the Company's customers to initiate and continue continuous chain wide advertising and the failure of such advertising to generate sufficiently increased sales, the inability of the Company to hire and retain experienced executives to operate its non-facilities based sale of wireless communication services and increased competitive pressures from current and additional suppliers of wireless communications services and products.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $17,629,868, cash and cash equivalents of $18,266,907 and a total stockholders' equity of $22,067,795. The stockholders' equity increased by $6,593,641 in May 1996 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc.

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

The Company expects that its existing capital resources, including the cash received in the Merger and from the exercise of the Warrants, as well as anticipated revenues from operations, will provide the Company with sufficient funds to finance projected expenses for operations and current expansion projects. Current expansion plans contemplate the opening of additional cellular and paging information and activation centers to total approximately 3,500 retail locations by the end of 1996. In connection with such plans, the Company anticipates expending approximately $1,000,000 through the end of 1996 upon continued development and refinement of its software programs and systems and the purchasing of computer and network equipment and infrastructure, cellular and paging displays, point-of-sale equipment, and an additional telephone switch.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1996 Annual Meeting of Stockholders of the Company was held on July 10, 1996.

(b)     Not applicable.

(c)     Each nominee for director received the following votes:

                                Votes         Votes                    Broker
Name                            For           Against    Abstentions   Nonvotes
---------------------------------------------------------------------------------

Bruce A. Hahn                 5,240,112       12,100        0            0
Edgar Puthuff                 5,240,112       12,100        0            0
Jerome S. Baron               5,240,112       12,100        0            0
Lawrence Burstein             5,240,112       12,100        0            0
Salvatore T. DiMascio         5,240,112       12,100        0            0

The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of absentions and broker nonvotes.

Matter                          Votes         Votes                    Broker
Voted Upon                      For           Against    Abstentions   Nonvotes
---------------------------------------------------------------------------------
Amendment to the Company's
1992 Stock Option Plan to
increase the number of
shares issuable under the
Plan from 500,000 shares
to 750,000 shares             5,118,612      120,300       13,300         0

To approve selection of
Arthur Andersen LLP as
accountants for the
Company for the fiscal
year ending 12/31/96          5,231,912       17,400        2,900         0

(d)     Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   None.

(b) During the quarterly period ended September 30, 1996, the registrant filed one report on Form 8-K. The report was dated July 8, 1996 and reported an announcement by the registrant that it had agreed, through two of its wholly owned subsidiaries, to provide cellular telephone and pager products and pager activation services to Montgomery Ward, Inc. and its affiliated companies.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996


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

Date: November 13, 1996