Form 10-K
period 1996-12-31
USCI INC
filed 1997-03-31
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996

Commission File Number 0-22282.

                       USCI, INC.
(Exact name of registrant as specified in its charter)

 Delaware                                   13-3702647
(State or other jurisdiction of         (IRS Employer
incorporation or organization)       Identification No.)

6115-A Jimmy Carter Blvd., Norcross, Georgia   30071
(Address of principal executive offices)     (Zip Code)

                      (770) 840-8888
     (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
    None.

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price on March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $40,806,238.

At March 25, 1997, 10,225,746 shares of the Registrant's Common
Stock were outstanding.

PART I

     In addition to historical information, this Annual Report contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the anticipated opening of additional activation centers in 1997, the Company's intention to continue to seek additional distribution channels, and the proposed expansion of the Company's reseller operations. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to , those discussed in the section entitled "Risk Factors that May Affect Future Results" at the end of this
Item 1. and in Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1.  BUSINESS

     On May 15, 1995 U.S. Communications, Inc., a privately held Delaware corporation, completed a merger (the "Merger") with Trinity Six Inc., a publicly owned Delaware corporation ("Trinity"). Prior to the Merger, Trinity had not conducted any business activities other than seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. Upon consummation of the Merger, U.S. Communications, Inc. became a wholly-owned subsidiary of Trinity, which contemporaneously changed its name to USCI, Inc. As used herein, all references to the "Company" shall be deemed to include U.S. Communications, Inc. prior to the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger unless the context indicates to the contrary.

GENERAL

     The Company has developed proprietary software applications to support centralized computer-based information and activation processing for wireless communication services, including cellular telephone, paging, and personal communications service ("PCS"), for use by retail mass merchandisers and direct response marketing companies on a regional and national basis. Activation is the process by which a wireless communication device, such as a cellular telephone or pager, is placed on line to the wireless service carrier. This process encompasses the carrier's evaluation and approval of the customer's credit status (for certain types of service), the customer's entry into a service agreement with the carrier and the carrier's subsequent activation of the customer's telephone or pager affording it access to the carrier's operating network.

     The Company's activation and information services, provided through the Company's Activation Service Network ("ASN"), a proprietary computer - based automated electronic robot work flow software platform, give immediate access to a prospective customer of the cost of a variety of wireless communications products and service plans available for purchase at a specific retail location. ASN provides information to the telephone or paging carrier regarding the customer, including a credit review for cellular and PCS customers, the customer's completed service agreement, the mobile or cap code number and the service plan purchased. The ASN system both expedites and simplifies the complex administrative functions necessary to initiate, complete and support activations of wireless telephones and pagers from multiple locations in the continental U.S., Alaska, Hawaii and Puerto Rico.

     The Company, through its wholly owned subsidiary U.S. Communications, Inc., presently provides cellular telephone activation services for customers of Kmart Corporation ("Kmart"), OfficeMax ("OfficeMax"), Service Merchandise Company, Inc. ("Service Merchandise"), Meijer, Inc. ("Meijer"), Target Stores ("Target Stores"), Metrocall, Inc. ("Metrocall"), Montgomery Ward & Co. ("Montgomery Ward"), Lechmere, Inc. ("Lechmere") and, on a pilot basis, Wal-Mart Stores, Inc. ("Wal-Mart"). As of March 24, 1997 these services were offered by the Company at activation centers located in approximately 3,000 retail stores operated by these chains utilizing the Company's remote activation process ("RAP") system. U.S. Communications, Inc. has entered into contractual relationships with approximately 50 cellular carriers and their affiliates, including Airtouch Cellular (formerly Pactel), Ameritech Mobile Communications, Inc. ("Ameritech"), LA Cellular, 360 Communications Company (formerly Sprint),
AT&T Wireless Services, Bell Atlantic NYNEX Mobile Communications, Alltel, U.S. Cellular, Western Wireless, Vanguard, Comcast and SouthWest Bell, enabling the Company to provide cellular telephone activation services in substantially all of the Metropolitan Statistical Areas ("MSAs") and a majority of the Rural Statistical Areas ("RSAs") designated by the Federal Communications Commission, which, collectively, cover an aggregate population of approximately 200,000,000 persons.

     Through its wholly owned subsidiary, U.S. Paging Services, Inc. ("USPSI"), the Company, as a non-exclusive paging service agent for the GTE operating telephone companies, provides paging activation services for Kmart, OfficeMax, Montgomery Ward, Meijer and the Osco Drug and Sav-On Drug divisions of American Drug Stores, Inc. ("Osco Drug"). As of March 24, 1997, the Company offered paging activation services in approximately 3,200 retail stores operated by these chains. In November 1996, the Company began operating as a reseller of Metrocall paging services and products in a pilot program with Staples, Inc. ("Staples").

     During the fourth quarter of 1996, the Company, through its wholly owned subsidiary, Ameritel Communications, Inc., entered into agreements with GTE Mobilenet Service Corp. ("GTE") and Airtouch Cellular pursuant to the terms of which the Company was authorized to resell cellular telephone service provided by these carriers. The Company commenced its cellular reseller operations in Montgomery Ward, Kmart, Service Merchandise, Meijer and OfficeMax stores in certain markets in Alabama, Tennessee, Kentucky, Indiana and New Mexico in November 1996 and expanded coverage to markets in Arizona and Nebraska by year end.

     In October 1995, the Company commenced processing the activation of cellular telephones marketed by QVC, the country's largest home shopping television network, pursuant to a written agreement and in the third quarter of 1996 entered into an agreement with QVC to provide pagers and paging activation services to QVC customers on a non-exclusive basis. The Company also markets its paging services through Fingerhut Corporation, a direct marketing company.

     The following table sets forth certain statistical information regarding the Company's business.

                                              Year Ended
                                              December 31,

                                     1996      1995          1994
                               -------------------------------------
Cellular & Paging Activations      50,266       14,200       5,000
Revenue from Activations       $4,991,461   $4,305,217   $1,496,274
Reseller Subscribers                  600         -            -
Revenue from Subscribers          $29,656         -            -


The total number of activations increased significantly in 1996, due primarily to an increase in paging activations which result in commissions lower than those earned for cellular activations.

U.S. COMMUNICATIONS, INC.

     The Company, through U.S. Communications, Inc. ("USCI"), has entered into agreements with Kmart, OfficeMax, Service Merchandise, Meijer, Target Stores, Montgomery Ward and Lechmere and, on a pilot basis, Wal-Mart, pursuant to which USCI furnishes such companies with cellular information services and telephone activation processing at specified locations. For the year ended December 31, 1996, activations of cellular telephones purchased at OfficeMax, Service Merchandise and Kmart stores accounted for approximately 38%, 31% and 15%, respectively, of all cellular activations processed by USCI.

     USCI's agreements with retail mass merchandisers and direct response channels, which in the aggregate are material to the continued production of revenue for the Company, require USCI to provide the following services, generally, to each retail location at which the Company processes activation of cellular telephones:

     * Interactive displays, supported by collateral material and a dedicated toll-free telephone access to the Company's 24-hour automated information system, which describe cellular telephones available for purchase, carrier activation service requirements, coverage and rate plan information, and provide access to the Company customer service representatives during center hours.

     *    Off-site activation for customers.

     * Cellular carrier credit review for prospective customers of cellular telephone service.

     * Electronic robot work flow to support the completion of all cellular carrier service agreements.

     * Assignment of mobile telephone numbers to credit approved customers who purchase cellular telephones and transfer of information for the activation of the cellular service through the Company's automated activation system to the appropriate cellular carrier.

     * Support for the retail location to participate in cooperative-advertising and market development funds provided by USCI's cellular carrier, the manufacturer and USCI.

     * Merchandising and field support to assist in the training of client sales personnel.

     Cellular telephones are frequently sold to customers at prices below their direct cost to a retail mass merchandiser. The difference between the direct cost of the cellular telephone to the retail mass merchandiser (plus a profit margin to the retailer) and the price to the retail customer is customarily offset by a part of the activation commission payments received by USCI from the cellular service carrier providing the cellular service to the retail customer.

     Generally in the month following the month in which USCI receives a service activation payment or commission from a carrier USCI is obligated under its written agreements with the retail mass merchants to remit the merchant's share of the cellular commission payment (generally 70% to 75% of the payment) either directly to the merchant or to a product supplier designated by the merchant. This obligation is recorded by USCI at the time of activation. USCI also provides the retail mass merchandiser with monthly computer generated reports (by retail location, customer name, cellular telephone number, and electronic serial number) in hard copy or electronic format. In addition, a detailed report which includes information with respect to activations at each retail location less applicable carrier chargebacks, is provided to the retail clients when the monthly commission payment is made. Carrier chargebacks may be taken against USCI for customers who have failed to maintain or pay for cellular service on the telephone purchased for the minimum vesting period required under USCI's contract with the carrier (normally three to six months). In an effort to offset the effect of any such chargebacks upon USCI, each customer must enter into a USCI minimum service agreement which provides for a $250 penalty for premature service deactivation, implemented through the customer's authorization of a credit card debit in such amount.

     In general, USCI has contracted to provide exclusive cellular telephone activation services at such locations as designated by the mass merchandiser. The retail mass merchandiser may designate the number of such locations except in certain agreements where it has committed to use USCI's services at all locations. The following table sets forth the majority of USCI cellular activation centers in operation at its customers' store locations as of December 31, 1996.

                                               No. of Stores
                                               with Operating
Customer                                     Activation Centers

Kmart                                             1,824
OfficeMax                                           520
Montgomery Ward                                     265
Service Merchandise                                 174
Target                                              139
Meijer                                              103

     In June 1995, USCI entered into an agreement with QVC, Inc., the largest direct response television network in the United States, pursuant to which USCI provides telephone activation processing for all cellular telephones sold on the QVC cable TV
retail network.    QVC has conducted promotions marketing
cellular telephones in October 1995 and February 1996.

     The Company intends to continue to seek additional retail mass merchandiser and direct marketing distribution channels in 1997.

Cellular Carriers

     USCI has entered into written agreements with approximately 50 cellular carriers and their affiliates, including Airtouch Cellular, Ameritech, LA Cellular, 360 Communications Company (formerly Sprint), AT&T Wireless Services, Bell Atlantic NYNEX Mobile Communications, Alltel, U.S. Cellular, Western Wireless, Vanguard, Comcast and SouthWest Bell. These agreements enable USCI to provide processing of cellular telephone activations on a national basis in substantially all of the MSAs and a majority of the RSAs designated by the FCC, encompassing an aggregate population of approximately 200,000,000 persons.

     USCI's agreements with cellular carriers, in the aggregate, are material to USCI's continued ability to provide national activation services on an agency basis. USCI functions as a non-exclusive agent of the carrier at each retail location where it provides activation services to solicit and sell cellular telephone service. During the contract term, the Company may not solicit existing customers of the cellular carrier and may not act as a representative or agent for any other carrier or reseller or otherwise offer competing cellular, and in some instances other wireless services, in those areas where USCI acts as the Carrier's agent. Upon expiration or termination of an agreement, USCI may pursue an agency agreement with another carrier or reseller or seek to resell wireless services in competition with its former carrier. At present, each geographic area is serviced by two facilities based cellular carriers.

     Under the terms of the cellular services agency contracts with the carriers, USCI receives a one-time commission for each activation it processes from the cellular carrier. These contracts, which typically range in duration from one to five years, generally afford the carrier with the right to unilaterally restructure or revise activation commissions and any other amounts payable to USCI and certain carriers have exercised such right from time-to-time. USCI generally has the right to receive notice of any change in compensation and, in some instances, to terminate the agreement if the change is not acceptable or exceeds certain maximum reductions. The carrier contracts typically contain automatic renewal provisions, which extend their duration for additional one-year periods in the absence of notice to the contrary given prior to contract expiration. Both the carrier and USCI may terminate the agreement, with cause, upon prior notice to the other. Typically, USCI's right to be paid commissions and other amounts ceases upon termination of an agency contract, other than to the extent owed but unpaid on the termination date.

     For the year ended December 31, 1996, three carriers, Airtouch of Ohio/Michigan ("Airtouch"), Bell Atlantic NYNEX and Ameritech, accounted for approximately 12%, 9% and 7%, respectively, of the Company's operating revenues. For the year ended December 31, 1995, three carriers - Airtouch, Celulares Telefonica, and Ameritech - accounted for approximately 24%, 22% and 12%, respectively, of the Company's operating revenues. Two carriers, Airtouch and Contel Cellular, accounted for 36% and 21%, respectively, of the Company's revenues for the year ended December 31, 1994.

U.S. PAGING SERVICES, INC.

     In June 1995, the Company, through its wholly owned subsidiary, U.S. Paging Services, Inc. ("USPSI"), entered into an agency agreement with the GTE operating telephone companies for the national marketing of pagers and GTE paging services. The agreement extends through December 1998 and is automatically renewable for successive one-year terms unless notice of election not to renew is given prior to the expiration of the then current term. The Company has been designated as a non-exclusive paging activation service agent for GTE. It receives a one-time activation fee (of which approximately 10% is passed through to the mass merchant), co-op advertising funds for each pager activated, a bonus for customers who prepay for annual service, and a monthly residual fee for as long as the customer remains a paging subscriber and the agreement is in effect. In September 1995, the Company commenced offering pagers and GTE services through a pilot program at the Meijer retail chain and in 1996 expanded its GTE paging activation processing services to Kmart, OfficeMax, Osco Drug and Montgomery Ward. For the year ended December 31, 1996, GTE accounted for approximately 10% of the Company's operating revenues. The following table sets forth the number of store locations at which USPSI's paging activation services were available under the GTE agreement as of December 31, 1996.

                                               No. of Stores
Customer                                     Offering Services

Kmart                                             1,824
Osco Drug                                           780
Montgomery Ward                                     265
Meijer                                              103
OfficeMax                                            55

     In June 1996, USPSI entered an agreement with QVC, Inc. to provide paging activation services, on a non-exclusive basis, to customers purchasing pagers on the QVC Network. USPSI participated in its initial QVC paging products services promotion in October 1996. USPSI also has an agreement with Fingerhut Corporation for the exclusive use of the Company's services for the activation of pagers sold in individual direct response sales programs.

     In November 1996 the Company began operating, under a letter of intent with Metrocall, as a reseller of paging services in a pilot program with Staples and, as of March 1997, was offering paging products and services in 42 Staples store locations. Metrocall also provides reseller paging support services, including billing and customer service, to the Company.

AMERITEL COMMUNICATIONS, INC.

     The Company has organized a wholly owned subsidiary, Ameritel Communications, Inc. ("Ameritel") , to act as a non-facilities based service provider, or reseller, of cellular and PCS telephone service initially in areas in which it does not have agency agreements with wireless carriers.

     In the fourth quarter of 1996, Ameritel entered into agreements with GTE Mobilnet and Airtouch authorizing Ameritel to resell cellular telephone service provided by these carriers. Ameritel commenced cellular reseller operations through certain Service Merchandise, Kmart, Montgomery Ward, Meijer and OfficeMax stores and as of December 31, 1996 had established coverage in a total of 46 metropolitan markets in Alabama, Arizona, Indiana, Kentucky, Nebraska, New Mexico and Tennessee. As of March 23, 1997, Ameritel had 864 subscribers to its cellular service.

     The Company intends to expand the scope and coverage of its reseller operations in 1997 and is negotiating reseller agreements with several cellular and PCS carriers. The Company is also investigating potential acquisitions of cellular resellers. The Company's ability to expand its reseller operations as planned is not assured and is subject to certain risks and uncertainties as described in the subsection entitled "Risk Factors That May Affect Future Results" appearing in pages 14 through 18 of this Annual Report.

WIRELESS COMMUNICATION CENTERS, INC.

     In the fourth quarter of 1996 the Company, through its wholly owned subsidiary Wireless Communication Centers Inc. ("WCCI"), introduced its "store within a store" concept for the marketing of wireless communications products. Under an agreement with Service Merchandise, WCCI has installed and is operating self-contained kiosks within selected Service Merchandise stores as a pilot program for this concept. The kiosks, which are staffed by WCCI employees, offer cellular, and in some instances may offer PCS, telephone, and voice and data, products and services. In the "store within a store" program WCCI, rather than the mass merchant, is responsible for purchasing the wireless equipment and reselling it to subscribers, and the commission pass through to the merchant is substantially lower. The agreement with Service Merchandise provides for installation of kiosks in 120 stores, subject to the termination of any existing third party wireless service agreements, and for the opening of kiosks in such additional store locations as Service Merchandise may direct. As of December 31, 1996, kiosks were operational in 21 Service Merchandise stores.

ACTIVATION SERVICES NETWORK ("ASN") SYSTEM: DEVELOPMENT AND
OPERATION

     The Company's off-site remote activation process (RAP) permits the customer to call a toll-free 800 number to select a rate plan, obtain credit approval and complete the cellular service agreement so that the telephone may be activated from a customer's home or office. Use of the ASN System allows retailers to activate cellular telephones purchased within the Company's retail store coverage area in the United States, Puerto Rico and Guam under a single contract with the Company.

     The ASN system consists of a series of proprietary and integrated off-the-shelf software developed by the Company, supported by a recognized data base specific to the cellular carrier and the retail client. These software programs are utilized in conjunction with computer hardware built to the Company's specifications to run the ASN System. The equipment, located at the Company's office in Norcross, Georgia, currently includes a complex Local Area Network (LAN), using client-server technology, supported by multiple hybrid personal computer systems (robots) and complex telephone switching equipment integrated with the network.

     Phase one of the ASN System, designed with the retail customer in mind, was initially tested in OfficeMax locations beginning in mid-1993. The initial processing method by which the customer interacted with the Company and initiated the activation of a cellular telephone, the OnLine Application ("OLA"), requires the customer to provide certain information to a Company customer care representative over the Company's Auto Dial system "800" telephone line and processes the customer's credit application while the customer is still in the store. The OLA system is utilized only by business customers, or those customers not possessing a credit card or activating multiple telephone numbers and thus not eligible to use the Company's RAP system, which is now available in substantially all of the Company's retail locations.

     The RAP process enables customers to activate a cellular telephone from the convenience of home or office and, if so desired by the customer, reduces the need to interact with store personnel. At a kiosk or processing center located in a retail store, the customer examines the cellular products and interacts with the Company's Auto Dial to review coverage, rates and product information.

     The customer completes a RAP agreement which is furnished to store personnel. The sales associate verifies the customer's identification, retrieves the desired telephone from stock, records the mobile telephone number and electronic serial number ("ESN") onto the RAP agreement and gives a copy of the agreement to the customer. The customer pays for the telephone and leaves with a preprogrammed phone.

     Immediately after the customer leaves, the sales associate dials into the RAP Processing Service, enters the required information via the telephone dial pad and faxes certain documents to initiate the activation process. In a process that generally takes 10 to 20 minutes to complete, the customer then telephones the Company from an outside location for automated validation and to obtain credit approval and complete the cellular subscriber agreement, at which time the carrier is electronically notified to activate the phone. Activation of the telephone by the carrier generally occurs within two hours thereafter. The customer is charged a $250 fee unless the entire

RAP process is completed, or the telephone returned by the customer, within seven days from the date of purchase.

     The activation process for pagers is available on an automated or operator-assisted basis. The customer purchases a pager and then, utilizing a toll-free 800 number, calls the Company from an outside location to access the Company's Remote Paging Process (RPP) system. The customer is prompted to enter the required information (name, social security number, etc.) via the telephone dial pad, and the RPP system collects and transmits the information to the paging carrier. Activation of the pager generally occurs within two hours thereafter.

     The Company introduced on a pilot basis, in the fourth quarter of 1996, enhancements to its RAP system, which will further reduce the interaction required by a customer with store personnel prior to purchasing a cellular telephone, and will also reduce the information and documents required to be processed at a retail location prior to cellular activation. These enhancements, when fully operational, will provide a means of electronic communication between the customer and the Company's centralized computer facility, affording the customer access to continuously updated marketing information and permitting such customer to process and activate a cellular telephone in a completely automated manner similar to an automated inquiry for credit card information, 24 hours a day, seven days a week. The enhancement, known as the Voice Activation Response System
(VARS), will allow the customer to interact with the RAP system through voice prompts using an interactive voice response program. These enhancements transmit activation information through the ASN system directly to the cellular carrier, without participation of a Company employee.

     The Company believes that its ASN system will facilitate development of the larger and more efficient distribution and service channels necessary to accommodate the projected growth in both cellular and paging communications. The Company also believes that the ASN platform can be used to process the activation of other wireless forms of communications, including personal communications systems (PCS) and specialized mobile radio (SMR) networks.

MARKETING

     The Company markets its wireless communications activation processing services to national and regional based retail mass merchandisers. The Company's sales efforts are directed to both existing customers to increase the number of locations at which the Company provides services, as well as to potential customers. Sales efforts are primarily performed by the Company's chief executive officer, an in-house account management group and marketing and field personnel supported by three independent sales representative organizations. The sales organizations are paid commissions based upon the number of telephone or paging activations processed by the retail clients which they introduce to the Company. An important element of the Company's marketing strategy is to provide comprehensive service and support for its services. The Company currently provides a 24-hour automated inbound information system of all of its services via telephone consulting with potential customers and store personnel through its customer service support staff which, as of March 7, 1997, consisted of approximately 80 employees located at the Company's headquarters. The Company's customer service personnel provide information regarding cellular, PCS and paging products, coverage information, carrier rate plans and general cellular, PCS and paging operations. They process credit approvals and cellular and paging service agreement activations, assign mobile numbers and provide post-activation customer service. During 1996, the Company increased the size of its facility to accommodate substantial increases in its Voice Center and computer capabilities. The Company also interacts with the carriers' support personnel.

     The Company has developed an off-the-shelf cellular telephone package bundled with an entry level rate plan, called "Cellular on the Go," for certain coverage areas. The product has been developed to further simplify the sale of cellular telephones for retail mass merchandisers. The customer simply purchases the product, completes and submits the attached RAP form at the store and then activates the telephone from home or office utilizing the Company's RAP system.

     The Company has also developed the "Family Link" paging concept, which targets family communications and consists of an off-the-shelf pager bundled with a low flat fee month-to-month service contract. The customer purchases the pager, has no forms to complete at the store, and completes the activation process from home or office through the Company's RPP system.

RESEARCH AND SOFTWARE DEVELOPMENT

     The Company's research and software development efforts emphasize both the continuous enhancement of its present systems and the development of additional related systems. Research and development efforts are designed to support retailer and carrier needs and maintain the efficiency of the Company's ASN system. In addition to its in-house staff, the Company utilizes outside contractors on a project-by-project basis.

     Research and development expenses for the years ended December 31, 1996, 1995 and 1994 aggregated $110,222, $87,062 and
$39,761, respectively. In addition, the Company incurred capital costs of $752,506, $472,693 and $192,202 in the years ended December 31, 1996, 1995 and 1994, respectively, for purchased and developed software. Management anticipates the need for substantial on-going research and development expenditures by the Company with an emphasis on the internal growth of its Management Information System ("MIS") department.

INTELLECTUAL PROPERTY

     The Company does not own any patents and has not filed any patent applications covering its software. The Company currently relies on unpatented proprietary technology, which may be duplicated. The Company employs various methods, including confidentiality agreements with employees and consultants, to protect its proprietary technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such technology or otherwise obtain access to it, which could have a material adverse effect on the Company's competitive business position.

     The Company has filed trademark applications for "RAP,"
"Cellular on the Go" and "Family Link."

COMPETITION

     The wireless communications industry is highly competitive and is characterized by rapidly changing technologies. In the cellular industry, the Company's principal competitors are cellular and PCS carriers and resellers who market their services directly to the public and on a local and regional basis through non-exclusive agents such as the Company. Most of the carriers and some of the resellers have substantially greater financial, marketing and technological resources than the Company and, with respect to cellular services, have been marketing their services for a substantially longer period of time than the Company in those geographic locations in which the Company offers its activation services. The Company believes, however, that it can effectively compete with these companies based upon the strength of its national distribution network comprised of the retail mass merchandisers under contract with the Company. The establishment of these channels of national distribution has made possible nationwide advertising of wireless products and services, which, the Company believes, is a critical factor in the increasingly competitive marketplace. The Company also believes that the nationwide scope of its information and activation services, the uniqueness of its ASN System and the breadth of the informational services it can offer to prospective retail purchasers of wireless products, as well as the detailed statistical data which it can generate in diverse formats as may be requested by retail mass merchandisers and direct response marketing companies, will enable it to develop additional regional and national distribution channels.

     The Company competes with a large number of paging carriers that provide regional and national service and who market their services primarily through direct sales and reseller arrangements. Many of these carriers have substantially greater financial, marketing and technological resources than the Company and have been marketing their paging services for substantial periods of time. The Company believes, however, that since most paging carriers do not have strong brand name recognition and, for the most part, have utilized a standard marketing approach and have limited retail marketing experience, the Company's national distribution network together with its ability to provide a broad range of services will enable it to effectively compete in the paging industry.

     Continuing technological advances in telecommunications such as the development of enhanced specialized mobile radio systems and increasing use of satellite-assisted transmissions make it impossible to predict the extent of future competition. However, as each of these and other similar emerging technologies require activation prior to initial use, the Company's systems have been developed with a view towards compatibility with all such technologies. The Company believes that such technologies will be increasingly offered to end-users through retail mass merchandisers and direct marketing response companies and, accordingly, believes that it will be able to effectively compete in its market niche. There can be no assurance, however, that the Company will be an effective competitor in the face of these and other technological advances. In addition, the Company is unable to predict the effect, if any, on the Company's business of the recently enacted Federal Telecommunications Act of 1996.

EMPLOYEES

     As of March 12, 1997 the Company employed a total of 258 persons, including its three executive officers, a chief technical officer, manager for paging services, director of carrier relations, information systems personnel, customer service and support personnel, clerical and administrative workers and account representatives. The Company also utilizes three independent sales representative organizations and, on an as-needed basis, other independent contractors. The success of the Company will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Although competition for qualified employees is intense in the cellular communications and software industries, the Company has to date successfully recruited a number of trained computer programmers (internal staff and outside contractors) and experienced cellular and paging sales and marketing personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     History of Losses; Uncertain Future Profitability

     The Company, which has never operated at a profit, has experienced increasing losses since its inception in 1991. Such losses aggregated $1,721,628, $4,120,554 and $7,783,713 for the years ended December 31, 1994, 1995, and 1996, respectively, and are continuing. There can be no assurance that the Company will ever achieve profitability. At December 31, 1996 the Company had an accumulated deficit of $14,335,976. The Company expects to continue to incur losses in future periods, principally attributable to projected start-up expenses associated with the provision of wireless communication activation services at new or additional retail locations and the Company's intended expansion of its wireless communication reseller operations. There can be no assurance that the Company's existing retail mass merchandiser customers will expand their use of the Company's services, that the Company will obtain additional customers, that the Company will successfully develop as a reseller of wireless communications services, or that the Company will achieve profitability in the future.

     Uncertain Management of Growth

     The Company has only recently made the transition from being a development stage company, whose services were utilized by a single customer at approximately 150 retail locations on a trial basis as of December 31, 1993, to an operating company whose services at December 31, 1996 were utilized by eight principal customers at approximately 4,000 retail locations. The Company's ability to manage this growth, including a projected expansion in 1997 in the number of retail locations at which it provides wireless activation services and the further development of its reseller operations, will require it to implement and continually expand its operational and financial systems, recruit additional employees and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.

     Development of Wireless Reseller Operations

     A crucial component of the Company's strategy is its development as a non-facilities based wireless services provider, or reseller. As of December 1996, the Company was operating as a reseller of the cellular services of two carriers in certain markets and is continuing to negotiate agreements with other carriers. The Company is also actively investigating potential acquisitions of, or mergers with, other non-facilities based wireless carriers. The success of the Company's reseller expansion plan is subject to a number of risks including its ability to negotiate additional reseller agreements on commercially reasonable terms, the availability of suitable merger and/or acquisition candidates and the difficulties inherent in integrating any acquired operations into the Company, the increasingly competitive nature of the wireless telecommunications industry, including the effect of the development and introduction of new technologies, the ability to attract additional management personnel and the overall effects of the trend towards deregulation of the telecommunications industry, including the possible eventual elimination of the obligation of wireless carriers to make their services available for resale. In addition,the Company will require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its proposed expanded reseller operations for a significant period of time until profitability is achieved, if ever. The Company has no commitments or arrangements for such financing and, accordingly, the availability of such financing on terms acceptable to the Company is not assured. Accordingly, there can be no assurance that the Company's planned expansion of its reseller operations will be successful.

     Dependence on Wireless Carriers

     The Company's current business is dependent upon its relationships with certain cellular and paging carriers as it cannot operate at the retail level without agency agreements with such companies. The Company currently has non-exclusive agency agreements with approximately 50 cellular carriers and their affiliates, from which the Company has historically derived substantially all of its revenues. For the year ended
December 31, 1996, four carriers, Airtouch, GTE (paging), Bell Atlantic NYNEX, and Ameritech, accounted for approximately 12%, 10%, 9% and 7% of the Company's operating revenues. For the year ended December 31, 1995, three carriers, Airtouch, Celulares Telefonica, and Ameritech accounted for approximately 24%, 22% and 12%, respectively, of the Company's operating revenues. Two carriers, Airtouch and Contel Cellular, accounted for 36% and 21%, respectively, of the Company's revenues for the year ended December 31, 1994. Pursuant to the Company's cellular carrier agreements, cellular carriers have the right to unilaterally restructure or revise the Company's activation commissions subject, in some instances, to the Company's right to terminate the agreement if the compensation is decreased by more than a specified amount. These agreements, which generally have terms ranging from one to five years with automatic renewal for one or more additional one-year terms absent 60 days advance notice of termination, do not preclude the carriers from offering cellular telephone activation services that are competitive with those offered by the Company. Many of these carriers presently compete with the Company in these regards on a local or regional basis. There can be no assurance that significant numbers of such agreements will not be terminated by the cellular carriers at their respective maturity dates. The cancellation or loss of a significant number of the Company's cellular carrier agreements could materially adversely affect the Company's business.

     Historical Dependence on Principal Customers

     Activations of cellular telephones and pagers sold by three customers, OfficeMax, Service Merchandise and Kmart, accounted for approximately 22%, 20% and 9%, respectively, of the Company's operating revenues for the year ended December 31, 1996. Kmart, OfficeMax and Service Merchandise accounted for approximately 32%, 27% and 15%, respectively, of the Company's operating revenues for the year ended December 31, 1995. The Company's contract with OfficeMax expires on December 31, 1997. The Company's cellular and paging contracts with Kmart are on a month-to-month basis. The Company's two agreements with Service

Merchandise expire, respectively, in January 1998 (kiosk agreement), subject to automatic extension for successive one-year terms absent 60 days advance notice of termination, and September 30, 1997 (cellular service agreement), and perpetual thereafter subject to termination on 60 days notice. There can be no assurance that the Company's customer contracts will remain in effect or be renewed. The Company's business will be materially and adversely affected if either OfficeMax, Kmart or Service Merchandise elects not to continue or renew its contract in effect or elects to reduce the number of retail locations at which the Company provides its activation services.

     Dependence on National Advertising Programs

     The substantial increase in the fourth quarter of 1996 in the Company's revenues from activation commissions resulted, in large part, from the initiation of nationwide advertising by the Company's principal customers, Kmart, OfficeMax and Service Merchandise. These advertising campaigns were made possible by the Company's completion, also in the fourth quarter, of the installation of activation centers or kiosks in substantially all of the store locations in these retail chains. Future increases in activation commission revenues will be substantially dependent upon the willingness of these and other mass merchandisers to engage in additional advertising for wireless services and products on a national basis and continued consumer demand for wireless communication devices at retail stores. Accordingly, there can be no assurance that the Company's customers will continue these advertising programs or that any such programs will be successful.

     Dependence on Key Personnel

     The Company's future success will depend in significant part upon the continued service of certain key personnel (principally Bruce A. Hahn, the Company's Chairman and Chief Executive Officer), and the Company's ability to attract and retain highly qualified managerial and sales and marketing personnel in the field of cellular communications. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or other personnel or that it can attract and retain such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. The Company has an employment agreement with Mr. Hahn expiring in December 1997 but does not maintain key man life insurance on Mr. Hahn's life.

     Potential Adverse Effect of Competition

     The wireless communications industry is highly competitive and rapidly changing. The Company's principal competitors are the cellular, PCS and paging service providers (both facilities and non-facilities based) who market their services directly to the public and on a local and regional basis through non-exclusive agents such as the Company. Most of the wireless providers, particularly the facilities based carriers, have substantially greater financial, marketing and technological resources than the Company and have been marketing their services for a substantial period of time in the geographical areas in which the Company provides its activation services.

     Competition in the wireless communications industry is expected to continue to intensify. Due to the rapid introduction of PCS and the growth in the number of non-facilities based carriers, many areas of the country which previously were covered by two licensed cellular carriers are now, or will be shortly, served by five or six wireless providers. In addition, the trend towards consolidation within the telecommunications industry, accelerated by deregulation at the federal level, can be expected to exert increased competitive pressures on companies that remain independent. Further, the continuing downward price trend for wireless products and services will depress margins further, requiring industry participants to operate more efficiently or lose market share. Accordingly, there can be no assurance that the Company can operate successfully in the increasingly competitive wireless telecommunications market.

     Lack of Proprietary Protection

     The Company relies solely on trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company does not utilize patents or copyrights. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that it will be successful in doing so, or that its competitors will not independently develop or patent computer software and hardware that is substantially equivalent or superior to the Company's ASN system.

     Equipment Failure; Natural Disaster

     The Company provides its centralized computer-based cellular activation services from one site in Norcross, Georgia. Major equipment or software failure or a natural disaster affecting the Company's Norcross site could have a significant, adverse effect on the Company's operations.

     Possible Volatility of Stock Price

     In recent years, the stock market in general, and the market for shares of small capitalization companies (such as the Company) in particular, have experienced extreme price fluctuations which have been unrelated to changes in the operating performance of the affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

     The Company's executive offices and other facilities are located in Norcross, Georgia, a suburb of Atlanta. The premises, comprising approximately 22,300 square feet, are occupied pursuant to a lease that expires on January 31, 1999 and requires current monthly rent payments of approximately $12,000 increasing to approximately $12,400 in December 1997 and approximately $12,770 in December 1998. In addition to its offices, the facility houses the Company's Voice Center, and software development and computer facilities. The Company is seeking to lease additional space in the Atlanta, Georgia area to accommodate its expanding operations and believes that adequate facilities are available at commercially reasonable rentals.

ITEM 3.  LEGAL PROCEEDINGS

(a) The Company is not a party to any material pending legal proceedings.

(b) The Company was not a party to any material legal proceeding that was terminated during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "USCM." Prior to January 10, 1996, the Common Stock was quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations on the OTC Bulletin Board for the periods indicated through January 9, 1996, and the high and low sales prices on the NNM for the periods indicated during 1996.

                                        BID PRICE            SALE PRICE
                                       ------------        --------------
                                       HIGH     LOW        HIGH       LOW
                                      ------   -----      ------     -----
THREE MONTHS ENDED
-------------------
March 31, 1995                        5 1/4     4 3/8

June 30, 1995                         5 3/4     3 7/16

September 30, 1995                    8 1/2     4 7/8

December 31, 1995                    12 1/8     6
(through January 9, 1996)

March 31, 1996 (January 10, 1996                          10 3/4      6 5/8
through March 31, 1996)

June 30, 1996                                              9 5/8      6 3/8

September 30, 1996                                         7 5/8      4 1/2

December 31, 1996                                          7 3/4      4 1/4

     The above bid price quotations through January 9, 1996 reflect inter-dealer prices, without mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 25, 1997, there were 98 holders of record of the Company's Common Stock. The Company believes there were in excess of 3,000 beneficial holders of the Common Stock as of such date.

     The Company has not declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY

     The following selected financial data have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K.

Statement of Operations Data:

                                                         Year Ended December 31,

                                     1996            1995            1994           1993          1992
Total revenues                    $ 7,073,167     $ 4,757,149     $ 1,606,961    $ 441,341     $ 117,861

Operating Expenses

  Commissions pass-through
  and other direct costs            3,530,756       3,111,946       1,175,918      281,073        68,622

  Selling, general and
  administrative                   12,311,293       4,947,429       1,981,171      519,547       304,633

Operating loss                     (8,768,882)     (3,302,226)     (1,550,128)    (359,279)     (273,954)

Loss before extraordinary item     (7,783,713)     (3,441,376)     (1,721,628)    (360,069)     (271,765)

Extraordinary item                   (  -0-  )       (679,178)              0            0             0

Net loss                          $(7,783,713)    $(4,120,554)    $(1,721,628)   $(360,069)    $(271,765)

Net loss per
common share                           $(0.76)         $(0.74)         $(0.57)      $(0.16)       $(0.10)

Weighted average common
shares outstanding                 10,187,909       5,557,120       3,004,131     2,184,174     2,056,634


Balance Sheet Data

                                                            At December 31,

                                     1996            1995            1994           1993          1992
Working capital (deficit)         $13,177,931     $24,131,288     $ 1,053,715    $ 150,820     $(106,421)

Total assets                       26,394,982      30,083,295       3,990,238      979,773        83,668

Subordinated debentures, net
  of original issue discounts               -               -       2,531,619            -             -

Accumulated deficit               (14,335,976)     (6,552,263)     (2,431,709)    (710,081)     (350,012)

Total stockholders'
equity (deficit)                  $19,312,420     $18,049,456     $  (299,539)    $414,061     $ (76,812)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Trinity Six Inc. ("Trinity"), the Company's predecessor, was organized in September 1992 for the purpose of raising funds to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business.
In September 1993, Trinity completed an initial public offering of equity securities pursuant to which it received net proceeds of approximately $9,981,000. On May 15, 1995, Trinity completed a merger (the "Merger") with U.S. Communications, Inc. pursuant to which U.S. Communications, Inc. became a wholly owned subsidiary of Trinity, and Trinity changed its name to USCI, Inc. (the "Company").

     U.S. Communications, Inc. was organized in 1991 and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U.S. Communications was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. As stated in Item 1 of Part I of this Report, unless the context indicates otherwise, all references below to the "Company" are deemed to include U.S. Communications, Inc. prior to completion of the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995.

     Total revenues for the year ended December 31, 1996
("1996"), consisting primarily of commissions paid to the Company as a non-exclusive customer service and activation agent for cellular and paging carriers, were $7,073,167 as compared to $4,757,149 for the year ended December 31, 1995 ("1995").

     The 48.7% increase in revenues between 1995 and 1996 is attributable to several factors. The Company opened approximately 3,000 new activation centers at retail mass merchandiser locations, including OfficeMax, Kmart, Service Merchandise, Meijer, Target Stores, and Montgomery Ward in 1996. During the fourth quarter, the Company completed installation of its activation centers in over 85% of Kmart locations, over 90% of OfficeMax locations, 70% of Montgomery Ward locations and 100% of Meijer and Osco Drug locations, which permitted these channels of distribution, for the first time, to engage in chain-wide advertising of cellular products and services on a national basis. In addition, the 1996 holiday retail sales season was considerably stronger than in 1995. As a result, Company cellular telephone activations increased to approximately 15,530 in 1996 (of which 45% occurred in the fourth quarter) from approximately 13,500 in 1995. Paging activations, which were initiated in a pilot program in the third quarter of 1995, increased to 34,736 in 1996 (of which 78% occurred in the fourth quarter) from 700 in 1995. Other operating revenue, consisting primarily of market development funds, increased to $2,052,050 for 1996 from $451,932 for 1995. Market development funds consist of payments or obligations from carriers and manufacturers for promotional expenditures, and increased primarily due to increased activity at existing activation centers, the opening of new retail centers and a significant increase in promotional advertising activity.

     Operating expenses, consisting primarily of commission pass-throughs to retail mass merchandisers, and selling, general and administrative expenses, increased to $15,842,049 for 1996 from $8,059,375 for 1995. The increase was directly related to the expansion of the Company's operations and the opening of substantial numbers of new cellular and paging centers.

     Commission pass-throughs to retail merchandisers, which average between 70% and 75% of the activation fees paid by cellular carriers to the Company under agency agreements and approximately 10% of the activation fees paid by the paging carrier, aggregated $3,530,756 for 1996 as compared to $3,111,946 for 1995. The 13.5% increase reflects the increase in the number of cellular telephone and pager activations.

     Selling, general and administrative expenses for 1996 aggregated $12,311,293 as compared to $4,947,429 for 1995 reflecting the Company's growth. Salaries and related employee benefits increased significantly, reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Increases in the scope and volume of operations resulted in substantial increases in business travel expenses, telephone service costs, office expenses and advertising related costs. Business insurance and franchise taxes increased primarily due to the increase in the scope of the Company's operations and its change in status to that of a publicly held company. Legal and accounting fees increased significantly from 1995 to 1996 due primarily to negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Fixed assets depreciation and amortization increased substantially from 1995 to 1996 primarily due to an increase in capital spending for promotional displays, communications devices, computers, computer peripherals and software placed into service during 1996.

     Interest income, net of interest expense , aggregated $983,856 for 1996 compared to interest expense of $139,150 for 1995, due to the substantial increase in the Company's cash reserves resulting from the exercise of its outstanding warrants in November 1995, and the repayment in full in May 1995 of outstanding debentures in the principal amount of $3,450,000. As a result of the acceleration of the repayment of this debt, the remaining unamortized discount and other unamortized debenture related costs of $679,178 were charged against income as an extraordinary item for 1995.

     The Company incurred net losses of $7,783,713 and $4,120,554 for 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO
YEAR ENDED DECEMBER 31, 1994.

     Total revenues for the year ended December 31, 1995
("1995"), consisting primarily of commissions paid to the Company as a non-exclusive customer service and activation agent for cellular and paging carriers, were $4,757,149 as compared to $1,606,961 for the year ended December 31, 1994 ("1994").

     The 196% increase in revenues between 1994 and 1995 was primarily attributable to significant increases in activations in 1995 resulting from the opening of substantial numbers of new activation centers at retail mass merchandiser locations during the year. These included OfficeMax, Kmart, Service Merchandise, Lowe's, Meijer, Target Stores, and Montgomery Ward. Cellular telephone activations approximated 13,500 and 5,000 during 1995 and 1994, respectively. Paging activations, which were initiated in a pilot program in the third quarter of 1995, constituted approximately 5% of total activations for 1995. Other operating revenue, consisting primarily of market development funds, increased to $451,932 for 1995 from $110,687 for 1994.

     Operating expenses, primarily consisting of commission pass-throughs to retail mass merchandisers, and selling, general and administrative expenses, increased to $8,059,375 for 1995 from $3,157,089 for 1994. The increase was directly related to the expansion of the Company's operations and the opening of substantial numbers of new cellular centers.

     Commission pass-throughs to retail mass merchandisers, which average between 70% and 75% of the activation fees paid by cellular carriers to the Company and approximately 10% of the activation fees paid by the paging carrier, aggregated $3,111,946 for 1995 as compared to $1,175,918 for 1994. The 165% increase relates to the increase in the number of cellular telephone activations.

     Selling, general and administrative expenses for 1995 aggregated $4,947,429 as compared to $1,981,171 for 1994 reflecting the Company's growth. Salaries and related employee benefits increased significantly reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Increases in the scope and volume of operations resulted in substantial increases in business travel expenses, telephone service costs, office expenses and advertising related costs. Business insurance and franchise taxes increased primarily due to the increase in the scope of the Company's operations and its change in status to that of a publicly-held company. Legal and accounting fees increased significantly from 1994 to 1995 due primarily to negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers, and costs related to the Merger. Fixed assets depreciation and amortization increased substantially from 1994 to 1995 primarily due to an increase in capital spending for promotional displays, communications devices, computers, computer peripherals and software placed into service during 1995.

     Interest expense, net of interest income, including amortization of original issue discounts for 1995, aggregated
$139,150 for 1995 compared to $167,750 for 1994. The reduction was due to a substantial increase in interest income earned on the Company's cash reserves.

     In 1995, the Company utilized a portion of the proceeds of the Merger to repay in full outstanding debentures in the principal amount of $3,450,000. As a result of the acceleration of the repayment of this debt, the remaining unamortized discount and other unamortized debenture related costs of $679,178 have been charged against income as an extraordinary item for 1995.

     The Company incurred net losses of $4,120,554 and $1,721,628 for 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $13,177,931, cash and marketable securities of $15,581,244, and a total stockholders equity of $19,312,420.

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

     The Company believes that its existing capital resources, together with anticipated revenues from operations, will provide the Company with sufficient funds to finance its current level of business operations for at least the next 12 months. However, the Company plans to significantly expand and further develop its non-facilities based reselling operations through acquisition of, or mergers with, other non-facilities based wireless carriers and the negotiation of additional reseller agreements with wireless carriers. The Company also anticipates expending approximately $1,000,000 through the end of 1997 on continued development and refinement of its software programs and systems in order to efficiently accommodate increased levels of business and to maintain the Company's competitive position. This planned expansion and development will require substantial financing.
The Company currently has no commitments or arrangements for such financing and there can be no assurance that any such financing will be available on satisfactory terms, if at all.

     Unlike the agency business which generates an immediate activation commission, the resale of wireless services requires immediate investment in subscriber acquisition costs as well as on-going costs generated from the purchase of air time from carriers and for administrative support. These costs are recoverable from the long-term revenue stream created by the continuation of subscribers' services. The Company's ability to capture such revenue streams may be adversely affected by service cancellations before subscriber acquisition costs are recovered and by losses caused by the fraudulent use of service which, by law, are not recoverable from subscribers.

INFLATION

     To date, inflation has not had any significant impact on the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages F-1 to F-19 comprising a portion of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:


Name                   Age     Position

Bruce A. Hahn          47      Chairman of the Board; President;
                               Chief Executive Officer

Robert J. Kostrinsky   38      Executive Vice President;
                               Treasurer; Chief Financial Officer

Basil H. Ford          52      Vice President - Corporate Development
                               and Investor Relations; Secretary

Edgar Puthuff          61      Director

Jerome S. Baron        70      Director

Lawrence Burstein      54      Director

Salvatore T. DiMascio  56      Director

     Bruce A. Hahn has been a director of U.S. Communications, Inc. since its inception in January 1991, its Chairman since November 1991 and Chief Executive Officer since December 1992.
He has held the same positions with the Company since the completion of the Merger with Trinity (the "Effective Time"). From June 1985 to February 1992, Mr. Hahn was the Chief Executive Officer, Chairman of the Board, and, from June 1985 to October 1989, and July 1990 to February 1992, President of International Consumer Brands, Inc., a company engaged in the manufacture and sale of consumer products. International Consumer Brands filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in April 1992, which is still pending. From April 1984 to June 1985, Mr. Hahn was Executive Vice President and General Manager of Cosmo Communications Corp., a manufacturer of consumer communications and electronics products. From April 1980 to March 1984, Mr. Hahn was employed by Conair Corporation, a leading manufacturer of personal care appliances and residential telephone products, first as new products marketing manager and subsequently as Vice President and General Manager, Conair Appliance and Electronics Division.

     Robert J. Kostrinsky has been Secretary-Treasurer of U.S. Communications, Inc. since November 1991 and Executive Vice President since November 1994. He has been Executive Vice President and Treasurer of the Company since the Effective Time, was Secretary of the Company from the Effective Time until July 1996, and became Chief Financial Officer in April 1996. From April 1987 to July 1992, Mr. Kostrinsky was Secretary-Treasurer of International Consumer Brands, Inc., which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws in April 1992. Mr. Kostrinsky, a certified public accountant, was employed from 1981 to April 1987 by the accounting firm of Grant Thornton. At the time he joined International Consumer Brands, Inc., he was an audit manager for Grant Thornton.

     Basil H. Ford joined the Company as Vice President - Corporate Development and Investor Relations in June 1996 and became Secretary of the Company in July 1996. From 1993 to 1996, Mr. Ford was employed by Sonoco Products Company, a publicly held multi-national packaging company, serving from 1994 to 1996 as Vice President of Investor Relations. From 1982 until its acquisition by Sonoco Products in 1993, Mr. Ford was employed by Engraph Inc., a publicly held packaging company, most recently (1988 to 1993) as Vice President - Investor Relations/Corporate Development/Strategic Planning.

     Edgar Puthuff has been a director of U.S.Communications, Inc. since June 1992 and a director of the Company since the Effective Time. Mr. Puthuff has been Chairman of Puthuff Littleton & Smith, Inc. (formerly Miller Puthuff Associates, Inc.), a sales/marketing representative for major accounts such as Kmart Corporation, for more than 20 years. Mr. Puthuff is also currently a director of General Energy Corp., and served briefly as director of International Consumer Brands, Inc.

     Jerome S. Baron has been a director of U.S. Communications, Inc. since December 1993 and a director of the Company since the Effective Time. Mr. Baron is President of Brean Murray, Foster Securities, Inc., a New York Stock Exchange and American Stock Exchange member firm. Mr. Baron is also a director of CAS Medical Systems, Inc., a public company engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal care market.

     Lawrence Burstein has been a director of U.S. Communications, Inc. since December 1993, President, Treasurer and a director of Trinity since its inception in September 1992 and a director of the Company since the Effective Time. Since October 1982, Mr. Burstein has been Chairman of the Board and a principal shareholder of Trinity Capital Corp., which is engaged principally in making investments in privately-held companies. Mr. Burstein is a director of four other public companies, being, respectively, CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal market, The MNI Group Inc., engaged in the marketing of specially formulated medical foods, T.HQ, Inc., a Nintendo game and children's toy company, and Trinity Americas Inc., a "blind pool" company. Mr. Burstein received an LL.B. from Columbia Law School.

     Salvatore T. DiMascio became a director of the Company in July 1996. Since June 1994, Mr. DiMascio has been Executive Vice President and Chief Financial Officer of Anchor Gaming, a publicly held diversified gaming company. Prior to joining Anchor Gaming, Mr. DiMascio served as President of DiMascio

Venture Management, Inc., a management and investment firm, for over eight years. From 1978 to 1986 Mr. DiMascio was Senior Vice
President and Chief Financial Officer of Conair Corporation.  Mr.
DiMascio is a certified public accountant.

     Each director is elected at the Company's Annual Meeting of Stockholders and serves until his or her successor is duly elected and qualified. Officers are elected annually by and serve at the discretion of Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive
Officer of the Company and the one other executive officer whose compensation exceeded $100,000 ("named executive officers") during the fiscal year ended December 31, 1996.


                  SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                           -------------------------------------
                                           Annual Compensation                      Awards              Payouts
                                   ------------------------------------    -------------------------    -------
                                                             Other         Restricted    Securities                All
                                                            Annual           Stock       Underlying     LTIP       Other
Name and Principal                  Salary      Bonus      Compensation      Awards      Options/SARs   Payouts    Compen-
Position                  Year       ($)         ($)          ($)             ($)            (#)         ($)        sation
------------------        ----     --------    ----------  -------------   -----------   ------------   -------    --------
Bruce A. Hahn (1),        1996     200,266      -           18,000          -              -              -            -
Chairman, President       1995     158,000      -           18,000          -            118,437          -            -
Chief Executive Officer   1994     101,500     16,500          -            -              -              -            -

Robert J. Kostrinsky      1996     100,266      -           15,000          -              -              -            -
Executive Vice            1995      75,000      -           12,000          -             59,217          -            -
President, Chief          1994      60,000      3,750          -            -              -              -            -
Financial Officer

(1)  Salary payments include commissions paid pursuant to Mr. Hahn's employment agreement. Such commissions totaled $266, $0 and
$10,500 for the years ended December 31, 1996, 1995 and 1994, respectively.  Mr. Hahn has been Chairman, President and Chief
Executive Officer of U.S. Communications, Inc since its inception and assumed those positions with the Company upon completion of the Merger with Trinity on May 15, 1995.
(2)  Salary payments include commissions paid pursuant to Mr. Kostrinsky's employment agreement.  Such commissions totalled $10,266,
$0 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company made no grants of stock options or stock appreciation rights to any named executive officer during the fiscal year ended December 31, 1996.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended
December 31, 1996 with respect to the named executive officers.

             AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION VALUES

                                     Value
                                   Realized
                                    (Market
                                   price at                                  Value of Unexercised in-
                                   exercise                                  the-money options at FY-
                     Shares         less        Number of Securities           End (Market price of
                   acquired on     exercise     Underlying Unexercised       shares at FY-End ($5.375)
                   exercise(#)     price ($)    Options at FY-End (1)        less exercise price) (1)
                   -----------    ----------   --------------------------   ---------------------------
                                               Exercisable  Unexercisable   Exercisable  Unexercisable
                                               -----------  -------------   -----------  -------------
Bruce A. Hahn           -            -          78,958        39,479         $124,359     $62,179

Robert J. Kostrinsky                            39,478        19,739         $ 62,178     $31,089

     The Company made no Long-Term Incentive Plan Awards during the fiscal year ended December 31, 1996.

     The Company has no defined benefit or actuarial plan.

     The Company did not, during the fiscal year ended
December 31, 1996, adjust or amend the exercise price of options previously awarded to the named executive officers.

Compensation Committee Interlocks and Insider Participation

     Lawrence Burstein, a member of the Company's Stock Option
Committee, was an officer of Trinity Six Inc. until the Merger in May 1995.

Compensation of Directors

      Non-employee directors currently are entitled to receive a fee of $500, plus reimbursement of out-of-pocket expenses, for attendance at each meeting of the Company's Board and any committee meeting thereof not held in conjunction with a Board Meeting. Each non-employee director also receives an annual grant of non-qualified stock options to acquire shares of the Company's Common Stock in an amount to be determined each year by the entire Board of Directors. In 1996, each non-employee director received nonqualified five-year options to purchase 25,000 shares of Common Stock at exercise prices ranging from $5.00 to $8.25 per share.

Employment Contracts

     As a condition to the Merger with Trinity Six Inc., Bruce A. Hahn entered into a three-year employment agreement with the Company, effective retroactively to January 1, 1995, and subsequently amended in January 1996, which provides for an annual base salary of $150,000 in 1995, increasing to $200,000 for 1996 and 1997. As additional compensation, Mr. Hahn is entitled to receive a commission for the calendar year ended December 31, 1996 of $1.00 per net wireless activation (as defined in the agreement ("NWA")) for NWAs in excess of the first 50,000 and $2.00 per NWA for each NWA in excess of 100,000, not to exceed $500,000 in that year. Mr. Hahn's additional compensation for the calendar year ending December 31, 1997 shall be computed in the same manner as that of calendar 1996, but with no limitation as to the aggregate amount of commissions payable to Mr. Hahn for that calendar year. Mr. Hahn receives a monthly car allowance of $1,500 and reimbursement of business expenses, and is eligible to participate in any Company sponsored benefit plans. Mr. Hahn also received five-year options, exercisable at $3.80 per share, to purchase an aggregate of 118,437 shares of the Company's Common Stock, vesting to the extent of 39,479 of such options on December 31, 1995, 1996 and 1997, respectively.

     Robert Kostrinsky's employment agreement with the Company provides for an annual base salary of $75,000 in 1995, increasing to $90,000 for 1996 and 1997. As additional compensation, Mr. Kostrinsky is entitled to receive a commission for the year ended December 31, 1996 of $1.00 per NWA for NWAs in excess of the first 40,000 and $1.50 per NWA for each NWA in excess of 100,000 not to exceed $200,000 in that year. Mr. Kostrinsky's additional compensation for the calendar year ending December 31, 1997 shall be computed in the same manner as that of calendar 1996, but the aggregate amount of commissions payable to Mr. Kostrinsky for that calendar year shall not exceed $250,000. Mr. Kostrinsky receives a monthly car allowance of $750 and reimbursement of business expenses, and is eligible to participate in any Company sponsored benefit plans. Mr. Kostrinsky also received five-year options, exercisable at $3.80 per share, to purchase an aggregate of 59,217 shares of the Company's Common Stock, vesting to the extent of 19,739 of such options on December 31, 1995, 1996 and 1997, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth information as of March 25, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                Number of Shares                 Percentage
of Beneficial Owner             Beneficially Owned (1)           of Class
----------------------------------------------------------------------------
Bruce A. Hahn
6115A Jimmy Carter Blvd.
Norcross GA                      1,172,763 (2)                       11.4%

Edgar Puthuff                      181,256 (3)                        1.8%

Jerome S. Baron                     88,385 (4)                       *

Lawrence Burstein                  316,350 (5)                        3.1%

Salvatore T. DiMascio                2,000                           *

Robert J. Kostrinsky               203,978 (6)                        2.0%

All directors and
executive officers as
a group (seven persons)          1,981,832 (7)                       18.9%

---------------
 *  Less than 1%.

(1) As used herein, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have
     (i) sole voting power and investment power with respect to their shares of the Company's Common Stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their shares of the Company's Common Stock.
(2) Includes 78,958 shares issuable upon the exercise of currently exercisable options at $3.80 per share and 90,000 shares held by members of Mr. Hahn's immediate family.
(3) Includes 64,479 shares issuable upon the exercise of currently exercisable options, at $4.43 (39,479 shares) and $8.25 (25,000 shares) per share; also includes 54,138 shares held by the Puthuff Littleton & Smith, Inc. Pension and Profit Sharing Plan, of which Mr. Puthuff is the trustee, and 10,000 shares issuable upon the exercise of currently exercisable options at $5.75 per share held by Puthuff Littleton & Smith, Inc., of which Mr. Puthuff is a principal.
(4) Includes 64,479 shares issuable upon the exercise of currently exercisable options, at $4.43 (39,479 shares) and $8.25 (25,000 shares) per share.
(5) Includes 8,667 shares of the Company's Common Stock owned by Trinity Capital Corp. over which shares Mr. Burstein has shared voting and investment power; 8,334 shares owned by members of Mr. Burstein's family; and 50,000 shares issuable upon the exercise of currently exercisable warrants at $6.00 per share and 39,479 shares issuable upon the exercise of currently exercisable options, at $5.75 per share.
(6) Includes 39,478 shares issuable upon the exercise of currently exercisable options at $3.80 per share.
(7) Includes the shares described in footnotes (2) through (6) above, and 17,100 shares held by an executive officer.

VOTING AGREEMENT

     Simultaneously with the consummation of the Merger, the Company's directors and executive officers and certain other stockholders entered into a voting agreement (the "Voting Agreement") which provides that, for a three-year period, each of the parties will use all reasonable efforts to cause management of the Company to nominate as directors of the Company one designee of the parties who were previously affiliates of Trinity and up to six designees of the other parties to the Voting Agreement and to vote their shares in favor of the election as directors of such designated nominees.


     Prior to the Merger, Trinity's directors were Lawrence Burstein, Barry Goldin, John Cattier and Barry Ridings. Bruce Hahn, Lawrence Burstein, Edgar Puthuff and Jerome Baron comprised the directors of U.S. Communications, Inc. As a result of the Merger and pursuant to the Voting Agreement, Messrs. Goldin, Cattier and Ridings resigned as directors of Trinity and the directors of U.S. Communications, Inc. were elected directors of the Company.

     There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

USCI, Inc.

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholder's Equity
     (Deficit) for the years ended December 31, 1996, 1995 and
     1994

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

(a)(2)    FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

(c)  EXHIBITS

NUMBER    DESCRIPTION OF EXHIBIT

 3.1      Certificate of Incorporation of Registrant (1)
 3.2      Certificate of Amendment of Certificate of
          Incorporation of Trinity Six Inc. (4)
 3.3      By-Laws of Registrant (1).
 4.1      Form of Certificate evidencing shares of Common
          Stock (5).

 4.4 Form of Representative's Warrant between the Registrant and Gaines, Berland, Inc. (1)
10.1      Amended and Restated 1992 Stock Option Plan (6).
10.2 Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and
          Bruce A. Hahn (3).
10.2A Amendment No. 1 to Employment Agreement, dated as of January 1, 1996, between U.S. Communications, Inc. and Bruce A. Hahn (7).
10.3 Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and Robert J. Kostrinsky (3)
10.3A Amendment No. 1 to Employment Agreement, dated as of January 1, 1996, between U.S. Communications, Inc. and Robert J. Kostrinsky (7).
10.5 Lease for premises at 6140-C Northbelt Parkway, Norcross, Georgia 30017, as amended (3)
10.5A Amendment No. 5 to Lease for premises at 6140 Northbelt Pkwy., Suites B, C & F and 6115 Jimmy Carter Blvd., Suite A, Norcross, Georgia 30071 (7)
10.6 Agreement dated January 26, 1993 between U.S. Communications, Inc. and OfficeMax, Inc., as amended (3).
10.7 Agreement dated October 5, 1993 between U.S. Communications, Inc. and Kmart Corporation (3)
10.8 Agreement dated May 26, 1993 between U.S. Communications, Inc. and Sims Communications, Inc.
          (3).
10.9 Agreement dated April 25, 1994 between U.S. Communications, Inc. and Service Merchandise
          Company, Inc. (3).
10.10 Agreement dated July 1994 between U.S. Communications, Inc. and Standard Brands of America, Inc. (3).
10.11 Agreement dated November 2, 1994 between U.S. Communications, Inc. and Spiegel, Inc. (3).
10.12     Joint Venture Agreement dated November 17,
          1992 between Ameritel Communications, Inc.
          and Computer Telephone Corp. (3).
10.13 Employment Agreement dated June 10, 1996 between U.S. Communications, Inc. and
          Basil H. Ford (7)
10.14 Agreement dated March 10, 1995 between U.S. Communications, Inc. and Roy Thomas, Inc. (5)
10.15 Agreement dated May 18, 1995 between U.S. Communications, Inc. and Target Stores (5).
10.16 Agreement dated June 30, 1995 between U.S. Communications, Inc. and QVC, Inc. (5)
10.17     Agreement dated September 13, 1995 between
          U.S. Communications, Inc. and Montgomery Ward
          & Co., Inc. (5).
10.19 Agreement dated June 22, 1995 between U.S. Communications, Inc. and Meijer, Inc. (5).
10.20 Agreement dated October 18, 1995 between U.S. Paging Services, Inc. and Fingerhut Corporation (5).

10.21 Fourth Amendment to Lease for premises at 6140-C Northbelt Parkway, Norcross, Georgia 30017 (5)
10.22     Agreement dated June 19, 1995 between U.S.
          Communications, Inc. and GTE (7)
10.23 Agreement dated October 10, 1996 between Wireless Communication Centers, Inc. and Service Merchandise, Inc. (7).
10.24 Amendments (No. 3 dated June 11, 1996 and No. 1 dated October 10, 1996) to Cellular Communications Service Agreement between U.S. Communications, Inc. and Service Merchandise Company, Inc. (7)
10.25 Agreement dated July 2, 1996 between U.S. Paging Services, Inc. and OfficeMax, Inc. (7)
10.26 Agreement dated August 1, 1996 among U.S. Paging Services, Inc., Montgomery Ward & Co., Inc. and Lechmere, Inc. (7)
10.27 Agreement dated February 1996 between U.S. Paging Services, Inc. and American Drug Stores, Inc. (7)
10.28 Agreement dated October 1996 between Ameritel Communications, Inc. and GTE Mobilnet Service Corp. (7)
11        Computation of Earnings per Share (7)
21.1      Subsidiaries of Registrant (7)
23.1      Consent of Arthur Andersen LLP (7)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2) Incorporated by reference to Exhibit C of Trinity's Proxy Statement dated April 17, 1995.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 on Form S-4 (File No. 33-88828).
(4) Incorporated by reference to an Exhibit to the Registrant's Transition Report on Form 10-K for the Transition Period from October 1, 1994 to May 14, 1995.
(5) Incorporated by reference to an Exhibit filed as part of Post-Effective Amendment No. 1 on Form S-3 to the Registrant's Registration Statement on Form S-1 on Form S-4 (File
No. 33-88828).
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-16291).
(7)  Filed herewith.

               USCI, Inc. and Subsidiaries


             Consolidated Financial Statements
           as of December 31, 1996, 1995 and 1994

                       Together With
                      Auditors' Report

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
USCI, Inc.:

We have audited the accompanying consolidated balance sheets of USCI, INC. (formerly Trinity Six Inc.)(a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                       /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 28, 1997

                 USCI, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1996 AND 1995

                                                             1996              1995
                                                          ------------      ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                $15,581,244       $24,928,189
 Accounts receivable--trade, net of allowances of
  $437,000 and $220,000 in 1996 and
  1995, respectively                                        2,581,251         1,507,771
 Accounts receivable--other                                 1,680,112           595,171
 Inventory                                                    351,652                 0
 Prepaid expenses                                              66,234            47,667
                                                          ------------      ------------
    Total current assets                                   20,260,493        27,078,798
                                                          ------------      ------------
PROPERTY AND EQUIPMENT:
 Equipment                                                  2,880,169         1,480,707
 Furniture and fixtures                                       187,424            48,562
 Promotional displays                                       2,945,199         1,103,109
 Leasehold improvements                                       693,524           243,203
 Other                                                              0            81,322
                                                          ------------      ------------
                                                            6,706,316         2,956,903
 Less accumulated depreciation                             (1,876,695)         (588,292)
                                                          ------------      ------------
    Property and equipment, net                             4,829,621         2,368,611
                                                          ------------      ------------
OTHER ASSETS                                                1,304,868           635,886
                                                          ------------      ------------
                                                          $26,394,982       $30,083,295
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Commissions payable                                      $ 1,779,733       $ 1,252,787
 Accounts payable                                           2,886,772           757,714
 Accrued expenses                                             732,389           431,284
 Consumer deposits                                            283,194           221,125
 Promotional deposits                                       1,400,474           284,600
                                                          ------------      ------------
    Total current liabilities                               7,082,562         2,947,510
                                                          ------------      ------------
COMMON STOCK SUBJECT TO RESCISSION (Note 7)                         0         9,086,329
                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 5,000 shares
  authorized, no shares issued or outstanding
  in 1996 and 1995                                                  0                 0
 Common stock, $.0001 par value; 100,000,000 shares
  authorized; 10,225,746 and 7,464,496 shares issued
  and outstanding in 1996 and 1995, respectively                1,023               746
 Additional paid-in capital                                33,675,423        24,629,023
 Accumulated deficit                                      (14,335,976)       (6,552,263)
 Treasury stock, at cost; 5,000 shares in 1996 and 1995       (28,050)          (28,050)
                                                          ------------      ------------
    Total stockholders' equity                             19,312,420        18,049,456
                                                          ------------      ------------
                                                          $26,394,982       $30,083,295
                                                          ============      ============

The accompanying notes are an integral part of these consolidated balance sheets.

                   USCI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996              1995              1994
                                        ------------       ------------      ------------
REVENUES:
 Activation commissions                 $ 4,991,461        $ 4,305,217       $ 1,496,274
 Subscriber sales                            29,656                  0                 0
 Other operating revenue                  2,052,050            451,932           110,687
                                        ------------       ------------      ------------
      Total revenues                      7,073,167          4,757,149         1,606,961
                                        ------------       ------------      ------------
OPERATING EXPENSES:
 Commissions pass-through and
   other direct costs                     3,530,756          3,111,946         1,175,918
 Selling, general and administrative     12,311,293          4,947,429         1,981,171
                                        ------------       ------------      ------------
      Total operating expenses           15,842,049          8,059,375         3,157,089
                                        ------------       ------------      ------------
OPERATING LOSS                           (8,768,882)        (3,302,226)       (1,550,128)
                                        ------------       ------------      ------------
OTHER INCOME (EXPENSE):
 Interest income                          1,001,337            276,770            14,447
 Interest expense and amortization
   of debt discounts                        (17,481)          (415,920)         (182,197)
 Other                                        1,313                  0            (3,750)
                                        ------------       ------------      ------------
      Total other income (expense)          985,169           (139,150)         (171,500)
                                        ------------       ------------      ------------
LOSS BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM            (7,783,713)        (3,441,376)       (1,721,628)
PROVISION FOR INCOME TAXES                        0                  0                 0
                                        ------------       ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM           (7,783,713)        (3,441,376)       (1,721,628)

EXTRAORDINARY ITEM, loss on early
 extinguishment of subordinated
 debentures                                       0           (679,178)                0
                                        ------------       ------------      ------------
NET LOSS                                $(7,783,713)       $(4,120,554)      $(1,721,628)
                                        ============       ============      ============
LOSS BEFORE EXTRAORDINARY ITEM
 PER COMMON SHARE                            $(0.76)            $(0.62)           $(0.57)

EXTRAORDINARY LOSS PER COMMON SHARE            0.00              (0.12)             0.00
                                        ------------       ------------      ------------
NET LOSS PER COMMON SHARE                    $(0.76)            $(0.74)           $(0.57)
                                        ============       ============      ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                             10,187,909          5,577,120         3,004,131
                                        ============       ============      ============


The accompanying notes are an integral part of these consolidated statements.

                    USCI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     Preferred Stock     Common Stock       Additional
                                    ----------------- -----------------     Paid-In       Accumulated     Treasury
                                      Shares Amount   Shares     Amount     Capital        Deficit         Stock         Total
                                      ------ ------  ---------   ------    -----------    ------------    --------     -----------
BALANCE, December 31, 1993               0    $0    2,960,662    $ 297     $1,123,845     $ (710,081)     $    0      $  414,061

Issuance of common stock and warrants
  in connection with issuance of
  subordinated debentures                0     0      188,613       19        863,009              0           0         863,028
Issuance of common stock for
  services performed                     0     0       94,800        9        144,991              0           0         145,000
Net loss                                 0     0            0        0              0     (1,721,628)          0      (1,721,628)
                                        ---   ---   ----------   ------   ------------   ------------   ---------    ------------
BALANCE, December 31, 1994               0     0    3,244,075      325      2,131,845     (2,431,709)          0        (299,539)

Issuance of common stock and warrants
  in connection with issuance of
  subordinated debentures                0     0        5,925        6         28,744              0           0          28,750
Merger of Trinity Six Inc. and U.S.
  Communications, Inc.                   0     0    3,030,278      297      9,377,495              0           0       9,377,792
Reclassification of common stock
  subject to rescission                  0     0   (3,250,000)    (325)   (10,829,159)             0           0     (10,829,484)
Sale of shares subject to rescission     0     0      528,229       53      1,758,950              0           0       1,759,003
Purchase of treasury stock               0     0            0        0              0              0     (28,050)        (28,050)
Issuance of common stock upon
  exercise of warrants                   0     0       87,525        8        311,318              0           0         311,326
Issuance of common stock from call of
  Class A and Class B warrants           0     0    3,818,464      382     21,849,830              0           0      21,850,212
Net loss                                 0     0            0        0              0     (4,120,554)          0      (4,120,554)
                                        ---   ---  ----------    ------   ------------   ------------   ---------    ------------
BALANCE, December 31, 1995               0     0    7,464,496      746     24,629,023     (6,552,263)    (28,050)     18,049,456

Exercise of stock options                0     0       39,479        4         37,311              0           0          37,315
Expiration of rescission rights          0     0    2,721,771      273      9,086,056              0           0       9,086,329
Costs associated with prior year
   stock offering                        0     0            0        0        (76,967)             0           0         (76,967)
Net loss                                 0     0            0        0              0     (7,783,713)          0      (7,783,713)
                                        ---   ---  ----------   -------   ------------   ------------   ---------    ------------
BALANCE, December 31, 1996               0    $0   10,225,746   $1,023    $33,675,423   $(14,335,976)   $(28,050)    $19,312,420
                                        ===   ===  ==========   =======   ============  =============   =========    ============

The accompanying notes are an integral part of these consolidated statements.

                    USCI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996              1995              1994
                                                       ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(7,783,713)       $(4,120,554)      $(1,721,628)
                                                       ------------       ------------      ------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        1,555,807            844,839           342,059
    Loss on disposal of fixed assets                        74,150                  0                 0
    Write-off of investment in subsidiary                        0                  0             3,750
    Extraordinary item - loss on early
     extinguishment of debentures                                0            679,178                 0
    Changes in operating assets and liabilities:
       Accounts receivable:
         Trade                                          (1,073,480)          (959,120)         (305,428)
         Other                                          (1,084,941)          (459,507)         (117,014)
    Inventory                                             (351,652)                 0                 0
       Prepaids and other current assets                  (687,549)            97,663          (145,330)
       Commissions payable                                 526,946            337,364           634,794
       Accounts payable                                  2,129,058            484,375           142,015
       Accrued expenses                                    301,105            165,615           148,644
       Consumer and promotional deposits                 1,115,874            201,998           275,527
                                                       ------------       ------------      ------------
         Total adjustments                               2,505,318          1,392,405           979,017
                                                       ------------       ------------      ------------
         Net cash used in operating activities          (5,278,395)        (2,728,149)         (742,611)
                                                       ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (4,028,898)        (2,512,170)         (969,232)
                                                       ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliated companies, net                          0                  0            (9,684)
  Proceeds realized through merger with
   Trinity Six Inc., net of costs                                0          9,377,792            62,375
  Proceeds from offering of debentures and equity,
   net of costs                                                  0            100,000         3,247,946
  Repayment of subordinated debentures                           0         (3,450,000)                0
  Exercise of stock options                                 37,315                  0                 0
  Issuance of stock upon exercise of warrants                    0         22,161,538                 0
  Purchase of treasury stock                                     0            (28,050)                0
  Cost associated with prior year stock offering           (76,967)                 0                 0
                                                       ------------       ------------      ------------
 Net cash (used in) provided by financing activities       (39,652)        28,161,280         3,300,637
                                                       ------------       ------------      ------------
NET (DECREASE) INCREASE IN CASH                         (9,346,945)        22,920,961         1,588,794

CASH AND CASH EQUIVALENTS, beginning of year            24,928,189          2,007,228           418,434
                                                       ------------       ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                 $15,581,244        $24,928,189       $ 2,007,228
                                                       ============       ============      ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                        $         0        $   276,770       $    32,910
                                                       ============       ============      ============

  Financing activities:
    Reclassification of 2,721,771 shares of common
      stock that were previously subject to
      rescission
                                                       $ 9,086,329        $         0       $         0
                                                       ============       ============      ============

The accompanying notes are an integral part of these consolidated statements.

                   USCI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


1. NATURE OF BUSINESS

Trinity Six Inc. ("Trinity") was incorporated in the state of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. All activity of Trinity Six Inc. since incorporation related to its formation, fund-raising and search to effect a business combination. In 1993, Trinity received net proceeds of $9,981,000 (after deduction of underwriting and offering expenses) from an offering of 1,916,667 units each of which consisted of one share of Trinity's common stock and two redeemable warrants.

On May 15, 1995, Trinity completed a merger (the "Merger") with U.S. Communications, Inc., a privately-held Delaware company incorporated in 1991. Under the terms of the Merger each outstanding share of U.S. Communications, Inc. stock was exchanged for approximately .79 share of Trinity stock. In connection therewith, Trinity issued 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's certificate of incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. All references to the "Company" shall be deemed to include U.S. Communications, Inc. and its subsidiaries prior to the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger. The Merger has been accounted for as a recapitalization of U.S. Communications, Inc.

The Company is a nationwide agent for companies providing cellular and paging communication services. The Company offers the services of a particular carrier at client customers throughout the United States and Puerto Rico. The Company's contracted retail clients serve to solicit orders for cellular telephone and pager activations at client store locations and provide credit approvals if necessary. The Company provides the order processing and credit approval services for the carriers generally under agreements with terms ranging from one to three years with automatic renewals.

Beginning in the fourth quarter of 1996, the Company also began reselling cellular and paging services to subscribers via reselling agreements with carriers. The subscribers are obtained through existing retail channels and through new "store within a store" kiosks that stock and sell products to the consumer.

During 1996, approximately 85% of the Company's cellular and paging activation services occurred at the retail locations of three mass merchandisers' chains.

The success of the Company is dependent upon the successful operations of these merchandisers and other merchandisers for whom the Company will provide activation services in the future.

During 1996, approximately 38% of the Company's revenues were generated through activation services provided by the Company from four cellular and paging carriers. The success of the Company is dependent upon the successful operation of these and other cellular and paging carriers with which the Company will contract in the future.

The Company, which has never operated at a profit, has experienced increasing losses since its inception in 1991. Such losses aggregated approximately $7.8 million, $4.1 million, and $1.7 million for the years ending December 31, 1996, 1995, and 1994, respectively, and are continuing. There can be no assurance that the Company will ever achieve profitability. The Company had an accumulated deficit of approximately $14.3 million. The Company expects to continue to incur losses in future periods, principally attributable to the Company's intended expansion of its wireless communication reseller operations and projected start-up expenses associated with the provision of wireless communication activation services at new or additional retail locations. There can be no assurance that the Company's existing retail mass merchandiser customers will expand their use of the Company's services, that the Company will obtain additional customers, that the Company will successfully develop as a reseller of wireless communications services, or that the Company will achieve profitability in the future.

The Company has only recently made the transition from being a development stage company, whose services were utilized by a single customer at approximately 150 retail locations on a trial basis as of December 31, 1993, to an operating company whose services at December 31, 1996 were utilized by eight principal customers at approximately 4,000 retail locations. The Company's ability to manage this growth, including a projected expansion in 1997 in the number of retail locations at which it provides wireless activation services and the further development of its reseller operations, will require it to implement and continually expand its operational and financial systems, recruit additional employees, and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.

A crucial component of the Company's strategy is its development as a nonfacilities-based wireless services provider or reseller. As of December 1996, the Company was operating as a reseller of the cellular services of two carriers and is continuing to negotiate agreements with other carriers. The Company is also actively investigating potential acquisitions of, or mergers with, other nonfacilities-based wireless carriers. The success of the Company's reseller expansion plan is subject to a number of risks including its ability to negotiate additional reseller agreements on commercially reasonable terms, the availability of suitable merger and/or acquisition candidates and the difficulties inherent in integrating any acquired operations into the Company, the increasingly competitive nature of the wireless telecommunications industry, including the effect of the development and introduction of new technologies, and the overall effects of the trend toward deregulation of the telecommunications industry, including the possible eventual elimination of the obligation of wireless carriers to make their services available for resale.
In addition, the Company will require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its proposed expanded reseller operations for a significant period of time until profitability is achieved, if ever. The Company has no commitments or arrangements for such financing and, accordingly, the availability of such financing on terms acceptable to the Company is not assured.

The following unaudited pro forma information has been prepared as if the Merger had occurred on January 1, 1994. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or the results that may occur in the future. The pro forma information includes the elimination of U.S. Communications, Inc.'s interest expense and Trinity's interest income assuming the proceeds made available through the Merger were used to retire USCI, Inc.'s debt. The pro forma information also includes the additional costs of employment contracts entered into at the time of the Merger over the historical compensation costs of those individuals (Note 7).


                        1995          1994
                    ------------   ------------
Revenues            $ 4,757,149    $ 1,606,961
Operating loss       (3,454,337)    (2,055,408)
Net loss             (3,153,356)    (1,744,538)
Net loss per share       $(0.58)        $(0.58)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. All share and per share amounts have been restated to reflect the Merger. The statement of operations for the year ended December 31, 1995 includes the operations of U.S. Communications, Inc. only through the effective date of the Merger and the operations of USCI, Inc. for the period from the date of the Merger to December 31, 1995.

All costs incurred in connection with the Merger in 1995 were charged to equity as a reduction of additional paid-in capital. Such costs amounted to $596,290.

REVENUE RECOGNITION

The Company recognizes an activation commission pursuant to the activation of cellular and paging devices with a contracted carrier at a contracted amount per activation. The Company simultaneously recognizes a related commission pass-through expense at a contracted amount per activation. The Company reserves a portion of these commission revenues for estimated chargebacks to the Company arising from deactivations of cellular and paging devices by customers during specified contract periods. This reserve is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Revenues from subscriber sales are recorded for charges to customers for monthly access, cellular and paging airtime, roaming charges and long-distance charges, as such services are rendered. Unbilled revenues result from the provision of cellular and paging services from the billing cycle date to the end of each month.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company includes all investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line basis over the estimated useful lives of the assets. The estimated useful lives are five years for equipment and furniture and fixtures and the shorter of the useful life or lease term for leasehold improvements. Promotional displays consist of freestanding structures at retail locations that house an automatic dial phone, cellular and paging information which aids in attracting and assisting customers selecting cellular and paging service, and fax machines at selected locations. The Company retains ownership of the promotional displays and capitalizes the displays at cost. The displays are depreciated using the straight-line basis over three years. The Company capitalized $1,842,090 and $731,265 for promotional displays in the years ended December 31, 1996 and 1995, respectively, and depreciation expense on the promotional displays was $728,105 and $151,959 in 1996 and 1995, respectively.

OTHER ASSETS

Other assets at December 31, 1996 and 1995 consisted of the following:

                                      1996          1995
                                   ----------     ---------
Systems development costs and
  purchased software, net          $1,135,810     $602,058
Deferred consulting fees              130,000            0
Deferred contract costs (Note 5)            0       11,660
Other                                  39,058       22,168
                                   ----------     ---------
                                   $1,304,868     $635,886
                                   ==========     =========

Systems development costs include capitalized costs of internally generated software relating to the Company's cellular activation system network projects. The capitalized amounts consist of costs incurred after the design phases of the software projects are complete and technological feasibility has been determined based upon a detailed system design. Systems development costs and purchased software are amortized on a straight-line basis over the estimated remaining economic life of the software of five years. Amortization expense was $218,354 and $91,824 in 1996 and 1995, respectively. As of December 31, 1996 and 1995, accumulated amortization was $363,989 and $202,277, respectively.

ACCRUED EXPENSES

Accrued expenses of the Company consist of the following:

                                     1996          1995
                                  ----------     ---------
Accrued compensation               $269,687      $113,469
Subscriptions repayable              20,000        20,000
Other accruals                      442,702       297,815
                                   --------      ---------
                                   $732,389      $431,284
                                   =========     =========

PROMOTIONAL DEPOSITS

     Promotional deposits consist of obligations to various retailers to provide partial reimbursement of advertising costs. Such obligations generally require the retailer to seek USCI, Inc. approval of the advertisement prior to placement. Promotional deposits totaled
$1,400,474 and $284,600 at December 31, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

Costs incurred on research and development activities related to internally developed software before technological feasibility has been determined are expensed as incurred. Research and development expense was $110,222, $87,062 and $39,761 for the years ended December 31, 1996, 1995 and 1994, respectively.

NET LOSS PER COMMON SHARE

Net loss per share after the Merger is calculated using the weighted average number of shares outstanding after the effective date of the Merger for 1995. This average comprises both the number of shares subject to rescission (Note 7) and those shares without any attached rescission rights. During 1996, all rescission rights have expired and all shares have been combined and included in the calculation of the weighted average shares outstanding. Common stock equivalents have not been included in the weighted average number of shares of USCI, Inc. as the effect is antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the new standard on January 1, 1996. The impact of adopting this standard was not material. Management periodically evaluates the carrying values of its long-lived assets, based upon future cash flows and operating income generated by the underlying assets in determining the carrying value.

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on net income and per share data as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 4).

3. EXTRAORDINARY ITEM

Of the net proceeds made available through the Merger, $3,450,000 was used to repay in full the outstanding subordinated debentures of USCI, Inc. (Note 5). As a result of the acceleration of the repayment of this debt, the remaining unamortized discount and other unamortized bond related costs of $679,178 have been charged against income as an extraordinary item during the year ended December 31, 1995.

4. STOCK OPTIONS

STOCK INCENTIVE PLAN

The Company's 1992 Stock Option Plan (the "Option Plan"), was amended by the Company's Board of Directors on April 23, 1996 and by a majority in interest of the Company's stockholders on July 10, 1996. The Option Plan provides for the granting of options which are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonqualified Stock Options").

The total number of shares of the Company's Common Stock reserved for issuance under the Option Plan is 750,000. Options to purchase shares may be granted under the Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonqualified Stock Options, are employees (including officers) or nonemployee directors of the Company. The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of ten percent or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock).

Additionally, the Company grants options to nonemployee directors, employees, and consultants outside of the 1992 Option Plan.

In November 1996, the Company granted five year options to purchase 25,000 shares of common stock to a director at an exercise price of $5.00 per share, which was greater than the fair market value at the date of the grant. These options vest in full in July 1997.

In July 1996, the Company granted five-year options to purchase 25,000 shares of common stock to a director at an exercise price of $6.75 per share, which was the fair market value at the date of grant. These options vest in full in July 1997.

In April 1996, the Company granted five-year options to purchase 25,000 shares of common stock to two directors at an exercise price of $8.25 per share, which was the fair market value at the date of grant. These options vest in full in April 1997.

In June 1995, the Company granted options to purchase 150,000 shares of common stock at $5.75 to two persons. The options become exercisable in five annual installments commencing in June 1996, provided that on each such exercise date, the Company has in effect contracts with certain specified retailers. If the Company has fewer than the specified number of such contracts in effect on each such exercise date, the number of options exercisable is reduced proportionately, and if none of the specified contracts are in effect on an exercise date, then no shares shall become purchasable under that installment. Notwithstanding the foregoing, the options shall become exercisable for all 150,000 shares in June 2000.

In November 1994, the Company granted five-year option agreements to two directors to purchase 78,958 shares of common stock at an exercise price of $4.43 per share, which was the fair market value at the date of the grant. These options expire in November 1999. As of December 31, 1996, all options were outstanding and exercisable.

In February 1994, the Company granted a three-year option agreement to an employee to purchase 19,739 shares of common stock at an exercise price of $1.58 per share, which was the fair market value at the date of the grant, as determined by the board of directors. These options vested 33% during each of the years ended December 31, 1994 and 1995, and the remaining 34% vested during the year ended December 31, 1996. As of December 31, 1996, all options were outstanding and exercisable.

A summary of the changes in outstanding stock options is as follows:

                                                         Price
                                             Shares      Range
                                           ---------   ------------
Options outstanding at December 31, 1993     39,479         $0.95
  Granted                                   185,551     1.58-4.43
                                           =========
Options outstanding at December 31, 1994    225,030     0.95-4.43


STOCK-BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defined a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 1996 and 1995:

            Risk-free interest rate     5.28%-7.85%
            Expected dividend yield     0%
            Expected lives              Three-ten years
            Expected volatility         50%

The total value of options granted during the years ended 1996 and 1995 was computed as approximately $1,301,262 and $516,523, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma loss and pro forma loss per share for the years ended December 31, 1996 and 1995 would have been as follows:

                             1996             1995
                         ------------     ------------
   Net loss:
       As reported       $(7,783,713)     $(4,120,554)
       Pro forma          (8,224,953)      (4,321,674)
    Primary EPS:
       As reported            $(0.76)          $(0.74)
       Pro forma               (0.81)           (0.77)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

A summary of the status of the Company's stock option plans at December 31, 1996 and 1995 and for the years then ended is as follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                             Shares         Price
                                             --------     ----------
Options outstanding at December 31, 1994     225,030       $4.31
  Granted                                    586,873        5.29
                                             --------     ----------
Options outstanding at December 31, 1995     811,903        4.68
  Granted                                    380,000        7.12
  Forfeited                                  (89,219)       5.68
  Exercised                                  (39,479)       0.95
                                            ----------    ----------
Options outstanding at December 31, 1996     963,205       $5.58
                                            ==========


The following table summarizes information about fixed price stock options outstanding at December 31, 1996:

                            Options Outstanding                       Options Exercisable
                   -------------------------------------------  -----------------------------
                      Number        Weighted-                       Number
      Actual       Outstanding at    Average       Weighted-    Exercisable at   Weighted-
     Range of       December 31,    Remaining       Average      December 31,     Average
  Exercise Prices      1996     Contractual Life  Exercise Price     1996      Exercise Price
------------------ ------------ ----------------- -------------- ------------- ---------------
$0.95-$ 0.95         39,479          0.0            $0.95           39,479        $0.95
$3.50-$ 4.63        329,247          1.4             4.09          194,497         4.02
$5.00-$ 6.75        359,479          3.5             5.82           65,896         5.74
$7.50-$ 8.25        220,000          5.7             8.02                0         0.00
$9.50-$10.13         15,000          2.6             9.92           10,000        10.13
                    -------                                        -------
$0.95-$10.13        963,205          3.1             5.60          309,872         4.19
                    =======                                        =======

At December 31, 1996 and 1995, employees, directors and consultants of the Company held outstanding options for a total of 963,205 shares and 811,903 shares, respectively, with a weighted average price per share of $5.60 and $4.68, respectively, and option prices ranging from $0.95 to $10.125 per share in 1996 and 1995. Total shares exercisable at December 31, 1996 and 1995 were 309,871 and 131,065, respectively, with a weighted average price per share of $4.19 and $3.86, respectively.


5. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT DEBT AND EQUITY OFFERINGS

On March 16, 1994, the Company authorized a private placement of 20 units, each consisting of one $100,000, 10% subordinated debenture (the "Debentures") and 3,950 shares of common stock.
On November 14, 1994 the Company authorized an additional private placement of up to 25 units, each unit to consist of one $100,000 debenture, 5,925 shares of common stock and warrants to purchase

3,950 shares of common stock at any time during the two-year period commencing November 15, 1994 at a price of $3.80.

During 1994, the Company received gross proceeds of $3,350,000 in three tranches from the sale of 33.5 units of the Debentures. On January 6, 1995, the Company received gross proceeds of $100,000 from the sale of the remaining unit of the placement authorized by the Company on November 14, 1994. Pertinent details relating to the sale of these units are as follows:

Month of sale                            April 1994      August 1994     December 1994     January 1995
Number of units sold                              5              4.5                24                1
Face value of debentures sold              $500,000         $450,000        $2,400,000         $100,000
Number of shares of common stock
   issued                                    19,750           26,663*          142,200            5,925
Number of warrants issued to purchase
   one share of common stock                      0           17,775*           94,800            3,950
Exercise price per share of warrants
   issued                                      N/A             $3.80*            $3.80            $3.80
Allocation of proceeds:
   Debentures, net of discount             $387,500         $348,750        $1,710,000         $ 71,250
   Common stock                             112,500          101,250           630,000           26,250
   Warrants                                       0                0            60,000            2,500
                                         -----------     -------------   --------------    -------------
                                           $500,000         $450,000        $2,400,000         $100,000
                                         ===========     =============   ==============    =============

*In December 1994, the Company issued an aggregate of 26,663 shares of common stock and 17,775 $3.80 warrants to the investors who purchased Debentures in August 1994 in exchange for 35,550 $5.70 warrants originally issued to those investors.

The Company recorded the fair value of the equity components of the Debentures as original issue discounts which are amortized over the life of the related debt component of the Debenture using the effective interest rate method. The Company amortized $254,985 of these original issue discounts as interest expense during 1995 prior to repaying the debt from proceeds available through the Merger.

Costs of $177,054 incurred in connection with the sale of the Debentures were allocated to the debt and equity components of the Debentures based on their relative values. Costs relating to the debt component of the Debentures were amortized over the life of the debt. The Company amortized $36,049 of costs relating to the debt component of the Debentures as interest loss during 1995 prior to repaying the debt from proceeds available through the Merger.

On May 15, 1995, the Company repaid the amount outstanding on the Debentures of $3,450,000 with the proceeds made available through the Merger. The remaining unamortized original issue discount and unamortized deferred debt financing costs of $679,178 have been recorded as an extraordinary loss in the accompanying financial statements.

In November 1995, the Company issued 3,818,464 shares of common stock upon the exercise of redeemable warrants held by Trinity stockholders. These redeemable warrants were offered and sold to the public in August 1993 as part of Trinity's initial public offering. The warrants exercised consisted of 1,906,967 Class A redeemable common stock purchase warrants and 1,911,497 Class B redeemable common stock purchase warrants, exercisable at $5.50 and $6, respectively. The Company received proceeds of $21,850,212, net of related expenses.

6. RELATED-PARTY TRANSACTIONS

In June 1995, the Company granted a five-year option to acquire 50,000 shares of the Company's common stock at an exercise price of $5.75 per share to one of the Company's sales organizations whose chairman also serves as a director of the Company (Note 4).

7. COMMITMENTS AND CONTINGENCIES

Upon consummation of the Merger and issuance of Trinity's common stock to the U.S. Communications, Inc. stockholders, such issuance by Trinity, when viewed in the context of the manner in which the U.S. Communications, Inc. stockholders approved the Merger transaction, may have constituted a violation of the registration requirements of Section 5 of the Securities Act of 1933, as amended.

Assuming the occurrence of such violation, each U.S. Communications, Inc. stockholder would have a statutory right of rescission, exercisable for a period of one year from when the violation was, or reasonably should have been, discovered, but in no event longer than three years after the common stock was bona fide offered. The exercise of such rescission right by a stockholder may require the Company upon tender of the Company's common stock acquired by the stockholder as a consequence of the Merger, to return the tendering stockholder's U.S. Communications, Inc. common stock or, alternatively, to pay such stockholder a cash sum equal to the consideration paid by such stockholder for the Company's common stock with interest thereon, less the amount of any income received thereon (the "Contingent Liability"). Accordingly, on December 31, 1995, the Company recorded this stockholders' contingent liability as a liability until the rescission period expired during 1996, at which time the Contingent Liability was reclassified to equity.

The valuation of the temporary equity for 1995 was based on management's estimate of U.S. Communications, Inc.'s fair market value as of the date of the Merger which was determined to be $10,829,484. This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (U.S. Communications, Inc.'s ownership percentage after the Merger) to that amount. As of December 31, 1996, 528,229 shares of common stock of the Company with rights of rescission attached have been sold by stockholders at prices above the rescission value of $3.33 per share. As the right of the rescission terminated upon such sale of stock, these shares have been recorded as equity as of December 31, 1996.

The right of rescission for the remainder of shares of common stock subject to rescission expired in May 1996 and have been recorded as paid-in capital in the accompanying financial statements.

OPERATING LEASE COMMITMENTS

The Company leases certain office space, telecommunications and office equipment, and space under noncancelable operating leases.
At December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows:

                   1997            $267,612
                   1998             277,392
                   1999             262,130
                   2000               5,316
                                  ----------
                                   $812,450
                                  ==========
The expenses for operating leases were $144,456, $80,862 and $32,626 for the three years ended December 31, 1996, 1995 and 1994, respectively.

EXECUTIVE COMPENSATION

As a condition to the Merger discussed in Note 1, the president and executive vice president of the Company entered into new employment agreements, effective retroactively as of January 1, 1995, which provided the executives with annual base salaries of $150,000, increasing to $200,000, and $75,000, increasing to $90,000, respectively, and additional commissions based on net wireless activations and stock options (Note 4).

EMPLOYEE BENEFITS

The Company does not provide postretirement or postemployment benefits to its employees, nor does the Company offer Company sponsored savings or pension plans.

8. INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. At December 31, 1996 and 1995, the Company had net operating loss carryforwards totaling approximately $12,655,000 and $5,976,000, respectively, which expire at various times beginning in 2006. Due to the operating losses since inception, a valuation allowance has been provided against the entire amount of its net operating loss carryforwards and other net deferred tax assets. The net operating loss carryforwards are subject to substantial limitation due to the change of control of the Company (Note 1).

The components of the net deferred tax asset as of December 31, 1996 and 1995 are as follows:

                                       1996              1995
                                   ------------     -------------
Accrued expenses                   $   357,000      $     86,000
Accounts receivable allowance          170,000            86,000
Capitalized software costs              93,000            37,000
Net operating loss carryforwards     4,936,000         2,331,000
Stock award                                  0            (5,000)
                                   ------------      ------------
     Total deferred tax asset        5,556,000         2,535,000
Valuation allowance                 (5,556,000)       (2,535,000)
                                   ------------      ------------
                                   $         0       $         0
                                   ============      ============

A reconciliation of income tax benefit at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying consolidated statements of operations is as follows:

                                         1996           1995          1994
                                     ------------   ------------   ----------
Benefit at federal statutory rate    $(2,724,000)   $(1,442,000)   $(603,000)
State income tax benefit, net           (311,000)      (165,000)     (69,000)
Entertainment expenses                    14,000          9,000       12,000
                                     ------------   ------------   ----------
                                      (3,021,000)    (1,598,000)    (660,000)
Valuation allowance                    3,021,000      1,598,000      660,000
                                     ------------   ------------   ----------
Provision for income tax             $         0    $         0    $       0
                                     ============   ============   ==========

9. SIGNIFICANT CUSTOMERS

Certain customers made up greater than 10% of the Company's total revenues during 1996, 1995, and 1994. During 1996, OfficeMax and Service Merchandise accounted for approximately 22% and 20% of total revenues, respectively. During 1995, KMart, OfficeMax, and Service Merchandise accounted for approximately 32%, 27%, and 15% of total revenues, respectively. During 1994, OfficeMax made up approximately 63% of the Company's total revenues.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

               USCI, INC.

               By:     /s/ Bruce A. Hahn
                    Bruce A. Hahn, Chairman,
                    President, Chief Executive Officer



               By:    /s/ Robert J. Kostrinsky
                    Robert J. Kostrinsky,
                    Chief Financial Officer

March 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


               By:    /s/ Bruce A. Hahn
                    Bruce A. Hahn, Chairman
                    President, Chief Executive Officer

               By:    /s/ Jerome S. Baron
                    Jerome S. Baron, Director

               By:    /s/ Lawrence Burstein
                    Lawrence Burstein, Director

               By:    /s/ Edgar Puthuff
                    Edgar Puthuff, Director

               By:    /s/ Salvatore T. DiMascio
                    Salvatore T. DiMascio, Director


March 27, 1997