Form 10-Q
period 1997-03-31
USCI INC
filed 1997-05-14
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

As of May 13, 1997, 10,266,209 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of March 31, 1997 and December 31, 1996        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month period ended
                           March 31, 1997 and March 31, 1996              4

                           Condensed Consolidated Statements of Cash
                           Flows for the Three months ended
                           March 31, 1997 and March 31, 1996              5

                           Notes to Condensed Consolidated
                           Financial Statements                           6-7

        Item 2             Management's Discussion and Analysis of        8-10
                           Financial Condition and Results of
                           Operations for the Three months ended
                           March 31, 1997 and March 31, 1996

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

                           The following exhibits are included herein:

                           (11)  Statements regarding Computation
                                 of Per Share Earnings
                                 Three Months ended March 31, 1997
                                 and 1996

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31          December 31
                                                        1997              1996*
                                                     (unaudited)
                                                     -----------        ------------
ASSETS
Current Assets
Cash and cash equivalents                             $11,156,335        $15,581,244
Accounts receivable - trade, net of allowances
  of $375,000 and $437,000 at March 31, 1997
  and December 31, 1996, respectively                   2,809,838          2,581,251
Accounts receivable - other                             1,309,826          1,680,112
Inventory                                                 245,765            351,652
Prepaid expenses                                           92,522             66,234
                                                      -----------        -----------
   Total Current Assets                                15,614,286         20,260,493

PROPERTY AND EQUIPMENT, NET                             4,736,601          4,829,621

Other Assets                                            1,588,917          1,304,868

TOTAL ASSETS                                          $21,939,804        $26,394,982
                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Commissions payable                                   $ 1,467,958        $ 1,779,733
Accounts payable                                        1,765,962          2,886,772
Accrued expenses                                          989,910            732,389
Consumer deposits                                         308,504            283,194
Promotional deposits                                    1,211,414          1,400,474
                                                      -----------         ----------
   Total Current Liabilities                          $ 5,743,748          7,082,562

Stockholders' Equity

Preferred stock, $.01 par value; 5,000
  shares authorized; no shares issued and
  outstanding                                                   0                  0

Common stock, $.0001 par value; 100,000,000
  shares authorized; 10,225,746
  issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively.                          1,023              1,023

Additional paid in capital                             33,675,423         33,675,423
Accumulated deficit                                   (17,452,340)       (14,335,976)
Treasury Stock at cost, 5,000 shares                      (28,050)           (28,050)
                                                      ------------       ------------
   Total Stockholders' Equity                          16,196,056         19,312,420
                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $21,939,804        $26,394,982
                                                      ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended March 31,
                          (Unaudited)

                                                   1997              1996
                                               ============      ============
REVENUES
  Activation Commissions                        $1,410,219       $ 1,180,024
  Subscriber Sales                                  154,231                0
  Other Operating Revenue                          101,372            82,343
                                               ------------      ------------
Total Revenues                                   1,665,822         1,262,367

OPERATING EXPENSES
  Commissions pass-through and                     872,098           888,075
    other direct costs
  Selling, general and administrative            4,069,809         2,209,155
                                               ------------      ------------
OPERATING LOSS                                  (3,276,085)       (1,834,863)
Other Income (Expense), Net                        159,721           272,337
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (3,116,364)       (1,562,526)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (3,116,364)       (1,562,526)

Deficit at Beginning of Period                 (14,335,976)       (6,552,263)
                                               ------------      -------------

Deficit at End of Period                      $(17,452,340)      $(8,114,789)
                                              =============      ============


Net Loss Per Common Share                      $     (0.30)      $     (0.15)
                                               ============      ============
Weighted Average Common Shares Outstanding       10,225,746       10,186,267
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31,
                        (Unaudited)

                                                     1997            1996
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(3,116,364)    $(1,562,526)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Depreciation and amortization                     489,063         253,266
   Bad debt allowance                                (61,548)         55,000
   Changes in operating assets and liabilities:
     Accounts receivable - trade                    (167,039)        161,031
     Accounts receivable - other                     370,286         (50,247)
     Inventory                                       105,887          13,947
     Prepaids and other assets                      (310,337)        (41,861)
     Commissions payable                            (311,774)       (283,248)
     Accounts payable and accrued expenses          (863,289)        407,427
     Deposits payable                                 25,310          53,989
     Consumer and promotional deposits              (189,060)        (73,600)
                                                  -----------    -------------
      Total adjustments                             (912,501)        495,705

      Net cash used for operating activities      (4,028,865)     (1,066,821)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (396,044)       (626,583)
                                                  -----------    -------------
   Net cash used for investing activities           (396,044)       (626,583)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock,
      net of costs                                         0         (76,966)
                                                  ------------   ------------
   Net cash provided (used) by financing
      activities                                           0         (76,966)
                                                  ------------   ------------
NET DECREASE IN CASH                              (4,424,909)     (1,770,371)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                         15,581,244      24,928,189
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $11,156,335     $23,157,818
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $     1,958     $       475
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        March 31, 1997
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

Note 2:  MERGER WITH TRINITY SIX INC.

On May 15, 1995, Trinity Six Inc. (Trinity) completed a merger (the "Merger") with U.S. Communications, Inc. Under the terms of the Merger each share of U.S. Communications Inc. stock was exchanged for approximately 0.79 shares of Trinity stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. (the "Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. The net monetary assets realized by U.S. Communications, Inc., consisting of cash and cash equivalents amounted to approximately $9,750,000.

All costs incurred in connection with the merger have been charged to equity as a reduction of additional paid in capital. Such costs amounted to approximately $600,000. For the three months ended March 31, 1996, the Company incurred $76,967 in costs incurred with the Nasdaq listing and the exercise of the Company's warrants. These costs have been charged to equity as a reduction of additional paid in capital.

The common stock issued to U.S. Communications, Inc. stockholders as a result of the Merger was previously recorded as temporary equity. The Company was advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The valuation of the temporary equity was based on management's estimate of USCI's fair market value as of the date of the Merger determined to be $10,829,484. This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. During the fiscal year ended December 31, 1995, 1,276,784 shares of common stock of the Company with rights of rescission attached were sold by stockholders at prices above the rescission value of $3.33 per share. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity as of March 31, 1997.

During the fiscal year ended December, the right of rescission expired on the remaining shares associated with the Merger. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity at March 31, 1997.

Note 3:  LOSS PER SHARE

For the three months ended March 31, 1996, the weighted average number of shares includes the shares which were subject to rescission. For the three months ended March 31, 1997, all such shares were reclassified as common stock and additional paid in capital and are included in the weighted average number of shares.

Common Stock equivalents have not been included in the weighted number of shares of USCI, Inc. as the effect is anti-dilutive.

During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share. There are no differences between basic and diluted earnings per share as defined in FASB No. 128 as the impact of the common stock equivalents is anti-dilutive.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1997 and March 31, 1996

Revenues

Total revenues for the three months ended March 31, 1997 ("1997 Quarter"), consisting primarily of activation commissions, subscriber sales and market development funds were $1,665,822 as compared to $1,262,367 for the three months ended March 31, 1996 ("1996 Quarter").

Activation commission revenues increased by 19.5% between the 1997 Quarter and the 1996 Quarter as a result of a significant increase in the number of paging activations. Paging activations, which were initiated in a pilot program in the third quarter of 1995, increased to approximately 21,000 in the 1997 Quarter from approximately 1,300 in the 1996 Quarter. The increase in paging activations was partially offset by a decrease in the number of cellular activations performed during the 1997 Quarter.

During the fourth quarter of 1996, the Company began reselling cellular and paging services through its wholly owned subsidiary, Ameritel Communications, Inc.. Cellular and paging subscriber revenues amounted to $154,231 for the 1997 Quarter.

Market development funds, which consist of payments or obligations from carriers and manufacturers for promotional expenditures, remained constant between the 1997 Quarter and 1996 Quarter.

Commission pass through and other direct costs

Commission pass through and other direct costs amounted to $872,098 for the 1997 Quarter, compared to $888,075 for the 1996 Quarter. Such expenses consist primarily of commissions paid to retail mass merchandisers, which range between 65% and 80% of the activation fees earned from cellular carriers, and the cost from carriers relating to services provided to cellular and paging subscribers.

Commission pass through costs decreased by 17.6% as a result of the change in the mix of cellular and paging activations. The decrease in commission costs was offset by subscriber service direct costs and other direct costs incurred in connection with the resale of cellular and paging services to the Company's subscribers. No such costs were incurred during the 1996
Quarter as reselling services were initiated during the fourth quarter of 1996.

Selling, general and administrative expenses for the 1997 Quarter aggregated $4,069,809 as compared to $2,209,155 for the 1996 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 85.4% to $1,528,076 for the 1997 Quarter from $824,055 for the 1996 Quarter, reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $180,697 for the 1997 Quarter from $155,176 for the 1996 Quarter due in substantial part to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular and paging carriers. Depreciation and amortization for the 1997 Quarter was $489,063 as compared to $253,266 for the 1996 Quarter as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of both the Company's contribution to its customers' advertising costs and advertising initiated directly by the Company, decreased $177,233 in the 1997 Quarter due to substantially lower levels of customer advertising. Client installation expenses decreased $54,500 in the 1997 Quarter due to decreased telephone interconnect expenses incurred in opening new cellular locations. Travel expense for the 1997 Quarter was $229,181 as compared to $169,484 for the 1996 Quarter due to the increase in employees and expanding markets. Rebate costs increased to $70,884 for the 1997 Quarter from $26,285 for the 1996 Quarter. Rebate costs represent cash-back promotional programs designed to provide consumers with an incentive to purchase cellular or paging products and Services. Rebate programs have become much more prevalent in recent years and have proven to be an effective sales promotional tool.

Other income and expense consists primarily of interest income (net of expense) which aggregated $173,992 and $275,581 for the 1997 Quarter and 1996 Quarter, respectively. The decrease in interest income during the 1997 Quarter related to the decrease in cash and cash equivalents due to the increase in operating expenses and capital expenditures as discussed above.

The Company incurred net losses of $3,116,364 and $1,562,526 for the 1997 Quarter and 1996 Quarter, respectively. The Company expects to incur additional losses for at least the balance of 1997, principally attributable to the costs of acquiring additional cellular and paging subscribers, and to a lesser extent, projected start-up expenses associated with providing cellular telephone and paging activation services at additional retail locations, depreciation of computer equipment and software and the hiring of additional management and staff personnel.

In the opinion of the Company management, achieving profitability will be in large measure dependent upon the willingness and ability of the Company's mass merchandiser customers to significantly increase the sale of wireless products and services through continued chain wide advertising. In order to enhance its national coverage of wireless services the Company is continuing to enter into reseller agreements with certain cellular carriers, under the terms of which the Company will act as a non-facilities based provider of cellular and paging services in markets where the Company does not currently have agency agreements with carriers.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $9,870,538, cash and cash equivalents of $11,156,335 and a total stockholders' equity of $16,196,056. The stockholders equity increased by $9,086,329 in May 1996 through the expiration of the right of rescission granted to the former stockholders of U.S. Communications, Inc.

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

The Company believes that its existing capital resources, as well as anticipated revenues from operations, will provide the Company with sufficient funds to finance its current level of business operations for at least the next 12 months. However, the Company plans to significantly expand and further develop its non-facilities based reselling operations through acquisition of, or merger with, other non-facilities based wireless carriers and the negotiation of additional reseller agreements with wireless carriers. The Company also anticipates expending approximately $1,000,000 through the end of 1997 on continued development and refinement of its software programs and systems in order to efficiently accommodate increased levels of business and to maintain the Company's competitive position. This planned expansion and development will require substantial financing. The Company currently has no commitments or arrangements for such financing and there can be no assurance that any such financing will be available on satisfactory terms, if at all.

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

The foregoing statements regarding the Company's future profitability, the adequacy of its financial resources and the expansion of its non-facilities based reselling operations are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the unwillingness or inability of the Company's customers to initiate and continue continuous chain wide advertising and the failure of such advertising to generate sufficiently increased sales, the availability of any required financing on satisfactory terms, the inability of the Company to hire and retain experienced executives to operate its non-facilities based sale of wireless communication services and increased competitive pressures from current and additional suppliers of wireless communications services and products.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997


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

Date: May 14, 1997