Form 10-Q
period 1997-06-30
USCI INC
filed 1997-08-14
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

As of August 14, 1997, 10,266,209 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of June 30, 1997 and December 31, 1996         3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month period ended
                           June 30, 1997 and June 30, 1996                4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Six month period ended
                           June 30, 1997 and June 30, 1996                5

                           Condensed Consolidated Statements of Cash
                           Flows for the Six months ended
                           Jume 30, 1997 and June 30, 1996                6

                           Notes to Condensed Consolidated
                           Financial Statements                           7-8

        Item 2             Management's Discussion and Analysis of        9-12
                           Financial Condition and Results of
                           Operations for the Six month and Three
                           month periods ended June 30, 1997 and
                           June 30, 1996.

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders -                            13
        Item 5             Other Information - None
        Item 6             Exhibits

                           The following exhibits are included herein:

                           (11)  Statements regarding Computation
                                 of Per Share Earnings
                                 Three Months and Six Months ended
                                 June 30, 1997 and June 30, 1996.

                           (27)  Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30          December 31
                                                        1997              1996*
                                                     (unaudited)
                                                     -----------        ------------
ASSETS
Current Assets
Cash and cash equivalents                             $ 7,505,211        $15,581,244
Accounts receivable - trade, net of allowances
  of $550,000 and $437,000 at June 30, 1997
  and December 31, 1996, respectively                   3,239,829          2,581,251
Accounts receivable - other                             1,641,645          1,680,112
Inventory                                                 109,320            351,652
Prepaid expenses                                           55,859             66,234
                                                      -----------        -----------
   Total Current Assets                                12,551,864         20,260,493

PROPERTY AND EQUIPMENT, NET                             4,779,651          4,829,621

Other Assets                                            1,257,872          1,304,868

TOTAL ASSETS                                          $18,589,387        $26,394,982
                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Commissions payable                                   $ 1,801,202        $ 1,779,733
Accounts payable                                        1,881,003          2,886,772
Accrued expenses                                        1,241,540            732,389
Consumer deposits                                         315,561            283,194
Promotional deposits                                    1,085,527          1,400,474
                                                      -----------         ----------
   Total Current Liabilities                            6,324,833          7,082,562

Stockholders' Equity

Preferred stock, $.01 par value; 5,000
  shares authorized; no shares issued and
  outstanding                                                   0                  0

Common stock, $.0001 par value; 100,000,000
  shares authorized; 10,266,209 and 10,225,746
  shares issued and outstanding at June 30,
  1997 and December 31, 1996, respectively                  1,027              1,023

Additional paid in capital                             33,711,394         33,675,423
Accumulated deficit                                   (21,419,817)       (14,335,976)
Treasury Stock at cost, 5,000 shares                      (28,050)           (28,050)
                                                      ------------       ------------
   Total Stockholders' Equity                          12,264,554         19,312,420
                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $18,589,387        $26,394,982
                                                      ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended June 30,
                          (Unaudited)

                                                   1997              1996
                                               ============      ============
REVENUES
  Agency Activation Commissions                $ 1,038,191       $   838,861
  Subscriber Sales                                 488,009                 0
  Other Operating Revenue                          128,579           404,641
                                               ------------      ------------
Total Revenues                                   1,654,779         1,243,502

COST OF SALES:
  Agency commission expenses                       410,548           598,057
  Cost of subscriber services                      209,985                 0
                                                ----------       -----------
    Total cost of sales                            620,533           598,057

GROSS MARGIN                                     1,034,246           645,445

OPERATING EXPENSES
  Subscriber acquisition costs                     948,894                 0
  Selling, general and administrative            4,200,374         2,436,845
                                               ------------      ------------
OPERATING LOSS                                  (4,115,022)       (1,791,400)
Interest income, net                               147,545           248,813
                                               ------------      ------------

Loss before income taxes                        (3,967,477)       (1,542,587)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (3,967,477)       (1,542,587)

Deficit at beginning of priod                 (17,452,340)       (8,114,789)
                                               ------------      -------------

Deficit at End of Period                      $(21,419,817)      $(9,657,376)
                                              =============      ============


Net Loss Per Common Share                      $     (0.39)      $     (0.15)
                                               ============      ============
Weighted Average Common Shares Outstanding       10,249,574       10,186,267
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Six Months Ended June 30,
                         (Unaudited)

                                                   1997              1996
                                               ============      ============
REVENUES
  Agency Activation Commissions                $ 2,448,410       $ 1,998,735
  Subscriber Sales                                 642,240                 0
  Other Operating Revenue                          211,199           486,984
                                               ------------      ------------
Total Revenues                                   3,301,849         2,485,719

COST OF SALES
  Agency commission expenses                     1,135,758         1,486,132
  Cost of subscriber services                      286,631                 0
                                                 ---------         ---------
    Total cost of sales                          1,422,389         1,486,132

GROSS MARGIN                                     1,879,460           999,587

OPERATING EXPENSE
  Subscriber acquisition costs                   1,041,458                 0
  Selling, general and administrative            8,229,108         4,625,850
                                               ------------      ------------
OPERATING LOSS                                  (7,391,106)       (3,626,263)

Interest Income, Net                               307,265           521,150
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (7,083,841)       (3,105,113)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (7,083,841)       (3,105,113)

Deficit at Beginning of Period                 (14,335,976)       (6,552,263)
                                               ------------      -------------

Deficit at End of Period                      $(21,419,817)      $(9,657,376)
                                              =============      ============


Net Loss Per Common Share                     $     (0.69)       $     (0.30)
                                              =============      ============
Weighted Average Common Shares Outstanding      10,237,660        10,186,267
                                              =============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30,
                        (Unaudited)

                                                     1997            1996
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(7,083,841)    $(3,105,113)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Depreciation and amortization                   1,114,249         486,650
   Loss on disposal of fixed assets                        0          74,150
   Bad debt allowance                                113,452         101,000
   Changes in operating assets and liabilities:
     Accounts receivable - trade                    (771,788)        120,382
     Accounts receivable - other                      38,467        (268,186)
     Inventory                                       242,333
     Prepaids and other assets                        57,373        (113,626)
     Commissions payable                              21,469        (411,593)
     Accounts payable and accrued expenses          (496,860)        419,892
     Deposits payable                                 32,366          74,965
     Promotional deposits                           (314,947)         11,250
                                                  -----------    -------------
      Total adjustments                               36,114         494,884

      Net cash (used in) operating activities     (7,047,727)     (2,610,229)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (1,064,281)     (1,097,476)
                                                  -----------    -------------
   Net cash (used in) investing activities        (1,064,281)     (1,097,476)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock,
      net of costs                                    35,975         (76,866)
                                                  ------------   ------------
   Net cash (used in) provided by financing
      activities                                      35,975         (76,866)
                                                  ------------   ------------
NET DECREASE IN CASH                              (8,076,033)     (3,784,571)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                         15,581,244      24,928,189
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 7,505,211     $21,143,618
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $       958     $       789
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        June 30, 1997
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein in the opinion of management reflects all adjustments (consisting of normal recurring accruals) which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. Operating results for the six months and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

Note 2:  MERGER WITH TRINITY SIX INC.

On May 15, 1995, Trinity Six Inc. (Trinity) completed a merger (the "Merger") with U.S. Communications, Inc. Under the terms of the Merger each share of U.S. Communications Inc. common stock was exchanged for approximately 0.79 shares of Trinity common stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. (the "Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. The net monetary assets realized by U.S. Communications, Inc., consisting of cash and cash equivalents, amounted to approximately $9,750,000.

All costs incurred in connection with the Merger have been charged to equity as a reduction of additional paid in capital. Such costs amounted to approximately $600,000. For the six months ended June 30, 1996, the Company incurred $76,967 in costs incurred with the Nasdaq listing and the exercise of the Company's warrants. These costs have been charged to equity as a reduction of additional paid in capital.

The common stock issued to U.S. Communications, Inc. stockholders as a result of the Merger was previously recorded as temporary equity. The Company was advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The valuation of the temporary equity was based on management's estimate of USCI's fair market value as of the date of the Merger which was determined to be $10,829,484.
This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. During the fiscal year ended December 31, 1995, 1,276,784 shares of common stock of the Company with rights of rescission attached were sold by stockholders at prices above the rescission value of $3.33 per share. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity as of June 30, 1997.

During the fiscal year ended December 31, 1996, the right of rescission expired on the remaining shares associated with the Merger. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity at June 30, 1997.

Note 3:  LOSS PER SHARE

Net loss per share for the three and six months ended June 30, 1996 is calculated using the weighted average number of shares of USCI, Inc. This average comprises both the number of shares subject to rescission and those shares without any attached rescission rights. For the three and six months ended June 30, 1997, all such shares were reclassified as common stock and additional paid in capital and are included in the weighted average number of shares.

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

U.S. Communications, Inc. was organized in 1991 and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U.S. Communications was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. During the last quarter of 1996, the Company commenced operations as a non-facilities based carrier and began reselling cellular and paging services through its wholly-owned subsidiary, Ameritel Communications, Inc. Unless the context indicates otherwise, all references below to the "Company" are deemed to include U.S. Communications, Inc. prior to completion of the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger.

RESULTS OF OPERATIONS

Six Months and Three Months Ended June 30, 1997 and 1996

Revenues

Total revenues for the six months ended June 30, 1997 ("1997 Six Months"), consisting primarily of agency activation commissions, subscriber sales and market development funds were $3,301,849 as compared to $2,485,719 for the six months ended June 30, 1996 ("1996 Six Months"). Total revenues for the three months ended June 30, 1997 ("1997 Quarter") were 1,654,779 as compared to $1,243,502 for the three months ended June 30, 1996 ("1996 Quarter")

Paging and cellular agency activation commissions increased by 22.5% in the 1997 Quarter compared to the 1996 Quarter. For the 1997 Six Months, agency commissions increased 23% compared to the 1996 Six Months resulting from a significant increase in the number of paging activations. Commissions from agency paging activations, initiated in a pilot program in the third quarter of 1995, increased to $1,084,420 in the 1997 Six Months compared to $78,598 in the 1996 Six Months and to $562,007 in the 1997 Quarter compared to $39,480 in the 1996 Quarter. Commissions from agency cellular activations decreased to $1,363,990 in the 1997 Six Months compared to $1,920,137 in the 1996 Six Months and decreased to $476,184 in the 1997 Quarter compared to $779,231 in the 1996 Quarter.

During the fourth quarter of 1996, the Company began reselling cellular and paging services through its wholly owned subsidiary, Ameritel Communications, Inc. Cellular and paging subscriber revenues amounted to $488,009 for the 1997 Quarter and $642,240 for the 1997 Six Months.

Market development funds, which consist of payments primarily from wireless communications carriers for promotional expenditures, decreased by 68.2% and 56.6% between the 1997 Quarter and 1996 Quarter and the 1997 Six Months and 1996 Six Months, respectively. The decreases reflect lower levels of funding from Carriers as the Company continued its transition from an activation agent to a non-facilities based wireless communications carrier, or reseller.

Cost of Sales

Commission pass through costs amounted to $1,135,758 and $410,548 for the 1997 Six Months and 1997 Quarter, respectively, as compared to $1,486,132 and $598,057 for the 1996 Six Months and 1996 Quarter, respectively. Such expenses consist primarily of commissions paid to retail mass merchandisers, which range between 65% and 80% of the activation fees earned from cellular carriers.

Commission pass through costs decreased by 31.4% from the 1996 Quarter to the 1997 Quarter and by 23.6% from the 1996 Six Months to the 1997 Six Months as paging activations, which carry lower pass through commissions, accounted for a substantially larger portion of total agency activations.

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services purchased by the Company for resale to the Company's subscribers, amounted to $286,631 and $209,985 for the 1997 Six Months and the 1997 Quarter, respectively. The Company did not become a non-facilities based carrier until the last quarter of 1996 and, accordingly, did not incur any costs of subscriber services during the 1996 periods.

Operating Expenses

Subscriber acquisition costs represent the expenses incurred by the Company in its efforts to acquire new subscribers to its cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, salaries paid to sales personnel, promotional rates granted to subscribers when purchasing cellular or paging equipment, rebates issued to subscribers under the cash-back rebate programs and certain advertising costs. Subscriber acquisition costs totalled $1,041,458 and $948,894 for the 1997 Six Months and the 1997 Quarter, respectively.

Selling, general and administrative expenses for the 1997 Six Months aggregated $8,229,108 as compared to $4,625,850 for the 1996 Six Months, reflecting the Company's growth. Salaries and related employee benefits increased by 80.3% to $3,119,170 for the 1997 Six Months from $1,729,536 for the 1996 Six Months, reflecting the Company's hiring of additional executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $399,766 for the 1997 Six Months from $341,192 for the 1996 Six Months due, in substantial part, to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular and paging carriers. Depreciation and amortization for the 1997 Six Months was $1,114,249, as compared to $486,650 for the 1996 Six Months, reflecting additional software development costs and the purchase of additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of both the Company's contribution to its distribution channels' advertising costs and advertising initiated directly by the Company, increased $243,907 in the 1997 Six Months due to substantially increased levels of distribution channel advertising. Installation and overhead expenses decreased $53,538 in the 1997 Six Months due to decreased telephone interconnect expenses incurred in opening new cellular and paging locations. Travel expense for the 1997 Six Months was $370,378 as compared to $323,784 for the 1996 Six Months due to the increase in the number of employees and expanding markets.

Selling, general and administrative expenses for the 1997 Quarter aggregated $4,200,374 as compared to $2,436,845 for the 1996 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 89.5% to $1,590,234 for the 1997 Quarter from $839,102 for the 1996 Quarter, reflecting the Company's hiring of additional executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $219,069 for the 1997 Quarter from $186,017 for the 1996 Quarter due in substantial part to the negotiation of contractual relationships with the retail mass merchandisers, direct marketing response companies and additional cellular and paging carriers. Depreciation and amortization for the 1997 Quarter was $575,620 as compared to $242,562 for the 1996 Quarter, reflecting additional software development costs and the purchase of additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Advertising expenses, which consist of both the Company's contribution to its distribution channels' advertising costs and advertising initiated directly by the Company, increased $339,838 in the 1997 Quarter due to substantially higher levels of distribution channel advertising. Installation and overhead expenses increased $40,416 in the 1997 Quarter due to an increase in the number of active cellular and paging activation centers from the prior year's period. Travel expense for the 1997 Quarter was $147,725 as compared to $154,299 for the 1996 Quarter.

Other income and expense consists primarily of interest income (net of expense) which aggregated $307,265 and $147,545 for the 1997 Six Months and 1997 Quarter, respectively. Other income and expense aggregated $521,150 and $248,813 for the 1996 Six Months and 1996 Quarter, respectively. The decrease in interest income during the 1997 periods resulted from the use of cash and cash equivalents to fund increased operating expenses and capital expenditures, as discussed above.

The Company incurred net losses of $7,083,841 and $3,105,113 for the 1997 Six Months and 1996 Six Months, respectively, and net losses of $3,967,477 and $1,542,587 for the 1997 Quarter and 1996 Quarter, respectively. The Company expects to incur additional losses for at least the balance of 1997, principally attributable to the costs of acquiring additional cellular and paging subscribers and, to a lesser extent, projected start-up expenses associated with providing cellular telephone and paging sales and activation services at additional retail locations, depreciation of computer equipment and software and the hiring of additional management and staff personnel.

In the opinion of the Company management, achieving profitability will be in large measure dependent upon the Company's ability to meet competition from existing providers of cellular and paging services and the willingness and ability of the Company's mass merchandiser channels of distribution to significantly increase the sale of wireless products and services through continued chain wide advertising. In order to enhance its national coverage of wireless services the Company is continuing to enter into reseller agreements with certain cellular and paging carriers, under the terms of which the Company will act as a non-facilities based provider of cellular and paging services in additional markets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $6,227,031, cash and cash equivalents of $7,505,211 and a total stockholders' equity of $12,264,554.

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

Unlike the agency business which generates an immediate activation commission, the resale of wireless services requires immediate investment in subscriber acquisition costs as well as on-going costs generated from the purchase of access and air time from carriers and for administrative support. These costs are recoverable from the long-term revenue stream created by the continuation of subscribers' services. Although the Company imposes an early cancellation charge, the Company's ability to capture such revenue streams may be adversely affected by service cancellations before subscriber acquisition costs are recovered and by losses caused by the fraudulent use of service which, by law, are not recoverable from subscribers.

The Company's existing capital resources and anticipated revenues from operations will not be sufficient to finance its anticipated growth through the end of 1997. Accordingly, the Company will require additional funds of approximately $3.0 million to $5.0 million to finance this anticipated growth. The Company has retained an investment banking firm to assist in obtaining financing for both its short-term and long-term capital needs. There can be no assurance that any such financing will be available on satisfactory terms, if at all. The failure or inability to obtain adequate financing, when needed, on commercially reasonable terms would require the Company to reduce its anticipated growth.

The foregoing statements regarding the Company's future profitability, the adequacy of its financial resources and the expansion of its non-facilities based carrier operations are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contained in such forward looking statements, including the unwillingness or inability of the Company's channels of distribution to initiate and continue continuous chain wide advertising and the failure of such advertising to generate sufficiently increased sales, the timely availability of required financing on satisfactory terms, the failure to enter into reseller agreements covering additional markets on competitive terms, the inability of the Company to hire and retain experienced executives to operate its non-facilities based wireless carrier business and increased competitive pressures from current and additional suppliers of wireless communications services and products.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1997 Annual Meeting of Stockholders of the Company was held on June 26, 1997.

(b)     Not applicable.

(c)     Each nominee for director received the following votes:

                                Votes         Votes                    Broker
Name                            For           Against    Abstentions  Nonvotes
--------------------------------------------------------------------------------

Bruce A. Hahn                 8,629,347      110,775        0            0
Edgar Puthuff                 8,479,192      260,930        0            0
Jerome S. Baron               8,492,892      247,230        0            0
Lawrence Burstein             8,595,547      144,575        0            0
Salvatore T. DiMascio         8,480,192      259,930        0            0

The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of absentions and broker nonvotes.

Matter                          Votes         Votes                  Broker
Voted Upon                      For           Against    Abstentions Nonvotes
--------------------------------------------------------------------------------
Adoption of the Company's
1997 Stock Option Plan        4,620,402      601,055       24,075     3,494,590

To approve selection of
Arthur Andersen LLP as
accountants for the
Company for the fiscal
year ending 12/31/97          8,675,947       48,800       15,375         0

(d)     Not applicable.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997


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

Date: August 14, 1997