Form 10-Q
period 1997-09-30
USCI INC
filed 1997-11-14
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997.

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

As of November 13, 1997, 10,267,309 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I                    FINANCIAL INFORMATION                         PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets as
                           of September 30, 1997 and December 31, 1996        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three months ended
                           September 30, 1997 and September 30, 1996          4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Nine months ended
                           September 30, 1997 and September 30, 1996          5

                           Condensed Consolidated Statements of Cash
                           Flows for the Nine months ended
                           September 30, 1997 and September 30, 1996          6

                           Notes to Condensed Consolidated
                           Financial Statements                               7-8

        Item 2             Management's Discussion and Analysis of            9-12
                           Financial Condition and Results of
                           Operations for the Nine month and Three month
                           periods ended September 30, 1997 and
                           September 30, 1996

        Item 3.            Quantitative and Qualitative Disclosures
                           About Market Risk - None

PART II                   OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities and Use of Proceeds - None
        Item 3             Defaults Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information - None
        Item 6.            Exhibits and Reports on Form 8-K

                           The following exhibit is included herein:

                           (11)  Statements regarding Computation
                                 of Per Share Earnings
                                 Three Months and Nine Months ended
                                 September 30, 1997 and September 30, 1996.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                          USCI, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30       December 31
                                                        1997              1996*
                                                     (unaudited)
                                                     -----------        ------------
ASSETS
Current Assets
Cash and cash equivalents                             $ 3,797,405        $15,581,244
Accounts receivable - trade, net of allowances
  of $760,000 and $437,000 at September 30, 1997
  and December 31, 1996, respectively                   2,743,709          2,581,251
Accounts receivable - other                             1,102,934          1,680,112
Prepaid expenses                                           71,135             66,234
Inventory                                                  87,563            351,652
                                                      -----------        -----------
   Total Current Assets                                 7,802,746         20,260,493

PROPERTY AND EQUIPMENT, NET                             4,002,336          4,829,621

Other Assets                                            1,632,873          1,304,868
                                                      -----------        -----------
TOTAL ASSETS                                          $13,437,955        $26,394,982
                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Commissions payable                                   $ 1,991,919        $ 1,779,733
Accounts payable                                        1,829,157          2,886,772
Accrued expenses                                        1,198,240            732,389
Consumer deposits                                         276,837            283,194
Promotional deposits                                    1,185,527          1,400,474
                                                      -----------         ----------
   Total Current Liabilities                            6,481,680          7,082,562

Stockholders' Equity

Preferred stock, $.01 par value; 5,000
  shares authorized; no shares issued and
  outstanding                                                   0                  0

Common stock, $.0001 par value; 100,000,000
  shares authorized; 10,267,309 and 10,225,746
  issued and outstanding at September 30, 1997
  and December 31, 1996, respectively                       1,027              1,023

Additional paid in capital                             33,714,625         33,675,423
Accumulated deficit                                   (26,731,327)       (14,335,976)
Treasury Stock at cost, 5,000 shares                      (28,050)           (28,050)
                                                      ------------       ------------
   Total Stockholders' Equity                           6,956,275         19,312,420
                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $13,437,955        $26,394,982
                                                      ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                 USCI, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                          (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        1997             1996
                                                    ------------       ------------
REVENUES
  Subscriber Sales                                   $ 1,202,811      $          0
  Agency Activation Commissions                          405,883           716,236
  Other Operating Revenues                                21,794           503,267
                                                     ------------      ------------
    Total Revenues                                     1,630,488         1,219,503

COST OF SALES:
  Cost of Subscriber Services                            673,489                 0
  Agency Commission Expenses                             141,926           452,732
                                                     ------------       ------------
    Total Cost of Sales                                  815,415           452,732

GROSS MARGIN                                             815,073           776,771

OPERATING EXPENSES
  Subscriber acquisition and promotional costs         1,584,441                 0
  Selling, general and administrative                  4,572,856         2,907,049
                                                     ------------      ------------
OPERATING LOSS                                        (5,342,224)       (2,140,278)

Interest Income, net                                      30,714           254,369
                                                     ------------       ------------
Loss before income taxes                              (5,311,510)       (1,885,909)
Income Taxes                                                   0                 0
                                                     ------------      ------------
NET LOSS                                              (5,311,510)       (1,885,909)
Deficit at beginning of period                       (21,419,817)       (9,657,377)
                                                    ---------------   ---------------
Deficit at end of period                            $(26,731,327)     $(11,543,286)
                                                    ===============    ==============

Net Loss Per Common Share                           $     (0.52)       $     (0.19)
                                                    ===============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             10,265,481        10,186,267
                                                    ===============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 USCI, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                          (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                        1997               1996
                                                    ------------       ------------
REVENUES
  Subscriber Sales                                  $  1,854,051        $         0
  Agency Activation Commissions                        2,854,292          2,714,971
  Other Operating Revenues                               232,994            990,251
                                                     ------------       ------------
     Total Revenues                                    4,932,337          3,705,222

COST OF SALES
  Cost of Subscriber Services                            964,944                  0
  Agency Commission Expenses                           1,277,684          1,938,864
                                                     ------------       ------------
     Total Cost of Sales                               2,242,628          1,938,864

GROSS MARGIN                                           2,689,709          1,766,358

OPERATING EXPENSES:
  Subscriber acquisition and promotional costs         2,633,076                  0
  Selling, general and administrative                 12,815,282          7,532,900
                                                     ------------       ------------
OPERATING LOSS                                       (12,758,649)        (5,766,542)

Interest Income, net                                     363,298            775,519
                                                     ------------       ------------
Loss before income taxes                             (12,395,351)        (4,991,023)
Income Taxes                                                   0                  0
                                                     -------------      -------------
NET LOSS                                             (12,395,351)        (4,991,023)

Deficit at beginning of period                       (14,335,976)        (6,552,263)
                                                    ---------------    --------------
Deficit at end of period                            $(26,731,327)      $(11,543,286)
                                                    ===============    ==============

Net Loss Per Common Share                           $     (1.21)       $     (0.49)
                                                    ===============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             10,246,300        10,186,267
                                                    ===============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 USCI, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30,
                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                     1997              1996
                                                     -------------    ------------
Net Loss                                             $(12,395,351)      $ (4,991,023)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization                       1,486,013            824,056
    Loss on Disposal of Fixed Assets                            0             74,150
    Bad debt allowance                                    554,139            191,500
    Changes in operating assets and liabilities:
      Accounts receivable - trade                      (1,291,596)           161,214
      Accounts receivable - other                       1,152,178           (783,064)
      Prepaids and other assets                           (68,814)           (33,691)
      Commissions payable                                 212,186           (190,893)
      Accounts payable and accrued expenses              (591,766)           404,455
      Deposits payable                                     (6,358)            66,015
      Promotional deposits                               (214,947)           226,650
                                                     -------------      -------------
        Total adjustments                               1,231,035            940,391
                                                     -------------      -------------
          Net cash used in operating activities       (11,164,316)        (4,050,631)
                                                     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (658,730)        (2,533,685)
                                                     -------------      -------------
          Net cash used in investing activities          (658,730)        (2,533,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of costs                                           39,207            (76,966)
                                                     -------------      -------------
          Net cash (used in) provided by
          financing activities                             39,207            (76,966)

NET DECREASE IN CASH                                  (11,783,841)        (6,661,282)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       15,581,244         24,928,189
                                                      -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,797,405       $ 18,226,907
                                                      =============     =============

INTEREST PAID DURING THE PERIOD                      $        238       $        841
                                                      =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 USCI, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                      September 30, 1997
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. Operating results for the nine and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

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

The common stock issued to U.S. Communications, Inc. stockholders as a result of the Merger was previously recorded as temporary equity. The Company was advised of a possible violation of Section 5 of the Securities Act which would result in these shares constituting temporary equity due to the right of rescission that may be afforded such stockholders. The valuation of the temporary equity was based on management's estimate of USCI's fair market value as of the date of the Merger determined to be $10,829,484. This amount was determined by dividing Trinity's pre-Merger equity of $9,996,447 by 48% (Trinity's ownership percentage after the Merger) and applying 52% (USCI's ownership percentage after the Merger) to that amount. Since the Merger, 1,276,784 shares of common stock of the Company with rights of rescission attached were sold by stockholders at prices above the rescission value of $3.33 per share. These shares have been recorded as equity as of September 30, 1997.

During the fiscal year ended December 31, 1996, the right of rescission expired on the remaining shares associated with the Merger. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity at September 30, 1997.

Note 3:  LOSS PER SHARE

Net loss per share for the three and nine months ended September 30, 1996 is calculated using the weighted average number of shares of USCI, Inc. This average comprises both the number of shares subject to rescission and those shares without any attached rescission rights. For the three and nine months ended September 30, 1997, all such shares were reclassified as common stock and additional paid in capital and are included in the weighted average number of shares.

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

U.S. Communications, Inc. was organized in 1991 and did not commence operations of its cellular activation and processing systems with its first retail mass merchandiser, OfficeMax, until mid-1993. Prior to that time, U.S. Communications was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. In November 1996, USCI, through its wholly owned subsidiary, Ameritel Communications, Inc., began a planned transition from an activation processing agent for major cellular and paging carriers to a reseller of cellular and paging services through mass market distribution channels. This transition has continued throughout 1997 and is expected to be substantially completed by the first quarter of 1998. Unless the context indicates otherwise, all references below to the "Company" are deemed to include U.S. Communications, Inc. prior to completion of the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger.

RESULTS OF OPERATIONS

Nine Months and Three Months Ended September 30, 1997 and 1996

Revenues

Total revenues for the nine months ended September 30, 1997 ("1997 Nine Months"), consisting primarily of activation commissions, subscriber sales and market development funds, were $4,932,337 as compared to $3,705,222 for the nine months ended September 30, 1996 ("1996 Nine Months"). Total revenues for the three months ended September 30, 1997 ("1997 Quarter") were $1,630,488 as compared with $1,219,503 for the three months ended September 30, 1996 ("1996 Quarter").

The increased revenues for both the 1997 Nine Months and the 1997 Quarter are attributable to sales of the Company's Ameritel brand cellular and paging services, which commenced in the fourth quarter of 1996. Cellular and paging subscriber revenues amounted to $1,202,811 for the 1997 Quarter and $1,854,051 for the 1997 Nine Months.

Agency activation commissions, which the Company receives from other wireless carriers for which it performs activation processing services, increased only slightly for the 1997 Nine Months and decreased by 43% for the 1997 Quarter. Other operating revenues, which consisted primarily of market development funds received from these carriers, declined to $21,794 for the 1997 Quarter from $503,267 for the 1996 Quarter. The Company expects that as it continues its planned transition from activation processing to reseller operations that agency activation commissions and market development funds from cellular carriers will not be significant in future periods.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to the Company's subscribers, amounted to $964,944 and $673,489 for the 1997 Nine Months and the 1997 Quarter, respectively. The Company did not begin its reselling operations until the last quarter of 1996 and thus did not incur any of these costs in the 1996 Nine Months or the 1996 Quarter. The gross margin for subscriber sales was $880,107 or 47.7% and $529,322 or 44.0% for the 1997 Nine Months and 1997 Quarter, respectively.

Agency commission expenses amounted to $1,277,684 and $141,926 for the 1997 Nine Months and 1997 Quarter, respectively, as contrasted with $1,938,864 and $452,732 for the 1996 Nine Months and 1996 Quarter, respectively. Such expenses consist primarily of commissions paid to the Company's mass market distribution channels.

Agency commission expenses decreased by 68.7% from the 1996 Quarter to the 1997 Quarter and by 34.1% from the 1996 Nine Months to the 1997 Nine Months as a result of the change in the mix of cellular and paging activations and the inclusion of certain of these expenses in 1997 as subscriber acquisition costs in connection with the Company's transition to reseller operations.

Operating Expenses

Subscriber acquisition and promotional costs represent the expenses incurred by the Company in its efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, salaries paid to sales personnel, below cost discounts granted to customers when purchasing cellular or paging equipment, rebates issued to subscribers under cash-back rebate programs and certain advertising costs. Subscriber acquisition and promotional costs amounted to $2,633,076 for the 1997 Nine Months and $1,584,441 the 1997 Quarter.

Selling, general and administrative expenses for the 1997 Nine Months aggregated $12,815,282 as compared to $7,532,900 for the 1996 Nine Months, reflecting the Company's growth. Salaries and related employee benefits increased by 81.8% to $4,956,576 for the 1997 Nine Months from $2,726,891 for the 1996 Nine Months, reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal, accounting and other service fees increased by 31.9% to $708,323 for the 1997 Nine Months from $537,009 for the 1996 Nine Months due, in substantial part, to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular and paging carriers. Depreciation and amortization for the 1997 Nine Months was $1,486,103 as compared to $824,056 for the 1996 Nine Months as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Travel expense for the 1997 Nine Months was $591,144 as compared to $451,745 for the 1996 Nine Months due to the increase in employees and expanding markets. Temporary labor expense increased by $420,260, recruiting and consulting fees increased by $413,852 and telephone expense increased by $342,268 for the 1997 Nine Months in connection with the Company's growth. Rebate expense increased by $198,411 and promotional and advertising expense increased by $179,334 as the Company expanded its subscriber base.

Selling, general and administrative expenses for the 1997 Quarter aggregated $4,572,856 as compared to $2,907,049 for the 1996 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 66.7% to $1,720,020 for the 1997 Quarter from $1,031,737 for the 1996 Quarter, reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Legal and accounting fees increased to $268,425 for the 1997 Quarter from $166,878 for the 1996 Quarter due, in substantial part, to the negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular and paging carriers. Depreciation and amortization for the 1997 Quarter was $609,714 as compared to $325,746 for the 1996 Quarter as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Travel expense for the 1997 Quarter was $255,510 as compared to $127,941 for the 1996 Quarter. Recruiting and consulting fees increased by $179,908 to $221,989 for the 1997 Quarter. Rebate expense increased by $213,979 and promotional and advertising expense increased by $288,534 as the Company expanded its subscriber base.

Interest income (net of expense) aggregated $363,298 and $30,714 for the 1997 Nine Months and 1997 Quarter, respectively, and $775,519 and $254,369 for the 1996 Nine Months and 1996 Quarter, respectively. The decrease in interest income during 1997 was due to the Company's use of cash and cash equivalents to fund the increased operating expenses and capital expenditures discussed above.

The Company incurred net losses of $12,395,351 and $4,991,023 for the 1997 Nine Months and 1996 Nine Months, respectively, and net losses of $5,311,510 and $1,885,909 for the 1997 Quarter and 1996 Quarter,
respectively. The Company expects to incur substantial losses for the balance of 1997 and 1998, principally attributable to the costs of acquiring additional cellular and paging subscribers and, to a lesser extent, projected start-up expenses associated with providing cellular telephone and paging activation services at additional retail locations, depreciation of computer equipment and software and the hiring of additional management and staff personnel.

In the opinion of Company management, achieving profitability will be in large measure dependent upon willingness and ability of the Company's mass merchandiser customers to significantly increase sales of wireless products and services through continued chain wide advertising, obtaining new distribution channels for the Company's services and expanding the Company's coverage to additional store locations of current customers, and the continued demand for wireless services. In order to enhance its national coverage of wireless services the Company is continuing to enter into reseller agreements with certain cellular carriers, under the terms of which the Company will act as a non-facilities based provider of cellular and paging services in markets where the Company does not currently have agency agreements with carriers.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $1,321,065, cash and cash equivalents of $3,797,405 and total stockholders' equity of $6,956,275.

The Company incurs an immediate one-time acquisition cost for each subscriber to its wireless services. The continuation by subscribers of service with the Company creates an on-going revenue stream as well as related recurring costs generated from the purchase of access and air time from carriers and for administrative support. Although the Company imposes an early cancellation charge, the Company's ability to capture such revenue streams may be adversely affected by service cancellations before subscriber acquisition costs are recovered and by losses caused by the fraudulent use of service which, by law, are not recoverable from subscribers.

The Company requires and is seeking bridge financing in the amount of $6 million to fund its operations through the end of 1997. The Company has, subject to execution of a written agreement, arranged for $4 million of such financing. The Company has no commitments or arrangements for the balance of such bridge financing and there is no assurance that such financing will be available on satisfactory terms, if at all. The failure to obtain such financing by December 1997 will require the Company to significantly reduce its operations, seek to restructure its payment obligations and seek other financing.

The Company will require additional financing in 1998. The Company has engaged an investment banker to conduct a proposed private placement of convertible preferred stock to raise between $15 and $25 million to fund the Company's operations and anticipated growth through the first quarter of 1998 and to replace the bridge financing described above and up to $3.75 million in letter of credit financing previously made available to the Company. There can be no assurance that the proposed private offering will be successfully completed. The Company's failure to complete the private offering will require it to significantly reduce its operations, seek to restructure its payment obligations, discontinue adding new subscribers to its wireless services and seek other financing.

The Company will require substantial additional financing to further expand its operations beyond the first quarter of 1998. The Company has no commitments or arrangements for any such additional financing.
Furthermore, should the Company's assumptions underlying its anticipated growth rate change or prove to be inaccurate, or if the proceeds of the proposed private offering and actual cash flow from operations prove to be insufficient to fund operations and expansion requirements (due to unanticipated expenses, operating difficulties or otherwise) the Company will require the additional financing sooner than anticipated. There can be no assurance that any additional financing will be available on satisfactory terms, if at all. The Company's failure to obtain substantial additional financing, when needed, will require the Company to reduce its growth rate and to seek alternative sources of financing.

The foregoing statements in Part II of this Report regarding the Company's future profitability, its need for additional financing in the anticipated timeframes and the anticipated completion of its transition to non-facilities based reselling operations are forward looking statements made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are several factors that could cause actual results to differ materially from those contemplated in such forward looking statements, including the unwillingness or inability of the Company's customers to initiate and continue continuous chain wide advertising and the failure of such advertising to generate sufficiently increased sales, the availability of any required financing on satisfactory terms and the adequacy of such financing to finance anticipated growth, the inability of the Company to hire and retain experienced executives to operate its non-facilities based sale of wireless communications services and increased competitive pressures from current and additional suppliers of wireless communications services and products.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1997


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

Date: November 14, 1997