Form 10-K
period 1997-12-31
USCI INC
filed 1998-03-31
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price on March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,193,878.

At March 24, 1998, 10,692,209 shares of the Registrant's Common
Stock were outstanding.

PART I

In addition to historical information, this Annual Report contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the anticipated opening of additional activation centers in 1997, the Company's intention to continue to seek additional distribution channels, the proposed expansion of the Company's reseller operations, and the expected financial position, business and financing plans of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to , those discussed in the section entitled "Risk Factors that May Affect Future Results" at the end of this Item 1. and in Management's Discussion and Analysis of Financial Condition and Results of Operations; the availability of financing to fund the Company's operations for the fiscal year ended December 31, 1998; the number of potential subscribers in a target market; the existence of strategic alliances and relationships; technological, regulatory or other developments in the Company's business; changes in the competitive climate in which the Company operates; the ability of the Company to operate as a reseller; and the emergence of future opportunities. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1.  BUSINESS

On May 15, 1995 U.S. Communications, Inc., a privately held Delaware corporation, completed a merger (the "Merger") with Trinity Six Inc., a publicly owned Delaware corporation ("Trinity"). Prior to the Merger, Trinity had not conducted any business activities other than seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. Upon completion of the Merger, U.S. Communications, Inc. became a wholly-owned subsidiary of Trinity, which contemporaneously changed its name to USCI, Inc. As used herein, all references to the "Company" shall be deemed to include U.S. Communications, Inc. prior to the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger, including Ameritel Communications, Inc., U.S. Communications, Inc. and Wireless Communication Centers, Inc., unless the context indicates to the contrary.

GENERAL

The Company is a national reseller of wireless services in the United States and has created of the largest geographic footprints in the wireless services industry by entering into contracts with non-affiliated wireless services carriers covering substantially all of the continental United States, Alaska, Puerto Rico and the Virgin Islands. In November 1996, the Company, through its wholly-owned subsidiary, Ameritel Communications, Inc. ("Ameritel"), initiated a planned transition from a cellular activation processing agent for major United States cellular and paging carriers to a reseller of cellular and paging services through mass market distribution channels including some of the largest national retailers in the United States. The Company established Ameritel with the objective of becoming a national reseller of multiple wireless communications services through mass merchandising and direct marketing response channels of distribution to consumers and small and medium-sized businesses.

The Company obtains blocks of cellular telephone numbers and purchases cellular access and airtime from facilities-based carriers at wholesale rates, and then resells the cellular access, airtime and related services to its subscribers at retail rates. The Company also resells paging services. The Company's subscriber base is expanding rapidly. As of March 24, 1998, the Company had approximately 56,000 cellular subscribers (compared to 3,950 as of June 30, 1997) and approximately 20,000 pagers in service (compared to 2,040 as of June 30, 1997). For the quarter ended December 31, 1997, the Company's monthly average revenue per unit ("ARPU") was approximately $56.00 and $9.00 for cellular and paging, respectively. In view of the Company's limited operating history as a reseller, there is no assurance and no representation is made that the monthly average revenue enjoyed by the Company for both cellular and paging will continue in the future.

The Company believes that the combination of its national distribution capabilities and its extensive retail reach to mass market consumers provides it with a significant competitive advantage which, at present, is difficult for other wireless resellers and facilities-based carriers to replicate due to the regional nature of their operations. The Company has focused primarily on selling its wireless services in established retail store locations where consumers already shop. Through leveraging the consumer traffic and retail advertising efficiencies of established United States mass merchants, the Company has achieved lower subscriber acquisition costs than most other wireless carriers that utilize their own dedicated retail outlets and direct sales forces.

The Company resells its wireless services under the Ameritel (Service
Mark) brand name principally through a network of national mass merchandisers including a portion or all of the stores operated by RadioShack, a division of Tandy Corp. ("RadioShack"), Ritz Camera, Staples, OfficeMax, Inc. ("OfficeMax"), Sav-On, a division of American Stores Co. ("Osco/Savon Drugs"), Sun Television and Appliances, Inc. ("SunTV") Target Stores Inc. a subsidiary Dayton Hudson Corp. ("Target Stores") and Walgreen Co. ("Walgreen's") RadioShack is currently the leading retailer of cellular telephones in the United States, and accounted for approximately 15% of the entire cellular telephone retail market in 1997. As of March 24, 1998, the Company provided cellular services and paging services through approximately 1,000 and 3,000 national mass market retail locations, respectively. Many of the Company's distribution agreements with national retailers contain exclusivity provisions. The Company also markets its wireless services through major direct response marketing companies including Fingerhut Companies, Inc. ("Fingerhut"), QVC, Inc. ("QVC"), and Shop at Home, Inc. ("Shop at Home").

As a wireless reseller, Ameritel has long-term agreements to purchase, at contractually agreed upon wholesale rates, cellular telephone and paging services from operating subsidiaries of the following facilities-based wireless carriers: AirTouch Communications, Inc. ("AirTouch"), Ameritech Communications, Inc. ("Ameritech"), AT&T Corp. ("AT&T"), Bell Atlantic Corp. ("Bell Atlantic"), BellSouth Corp. ("BellSouth"), Comcast Cellular Communications ("Comcast"), First Cellular of Southern Illinois ("First Cellular"), Frontier Corp. ("Frontier"), GTE Corp. ("GTE"), Puerto Rico Telephone Company ("PRTC"), SBC Communications, Inc. ("SBC"), Southwestern Bell Mobile Systems, Inc. ("SWB"), Springwich Cellular Limited Partnership's ("SNET"), 360? Communications, Inc. ("360?"), U.S.V.I. Cellular Telephone Company ("V.I. Tel. Co."), Metrocall, Inc. ("Metrocall") and Paging Network Inc. ("PageNet"). As of March 24, 1998, the Company was offering its Ameritel (Service Mark) cellular services in 372 Metropolitan Statistical Areas ("MSAs") and Rural Statistical Areas ("RSAs") covering a population of approximately 214 million people ("POPs"), and paging services to over 248 million POPs.

The Company has developed proprietary software applications to support centralized computer-based information and activation processing for wireless communication services for use by retail mass merchandisers and direct response marketing companies on a regional and national basis. Activation is the process by which a wireless communication device, such as a cellular telephone or pager, is placed on line to the wireless service carrier. This process encompasses the Company's evaluation and approval of the customer's credit status (for certain types of service), the subscriber's entry into a service agreement with the Company and the Company's subsequent activation of the subscriber's telephone or pager affording it access to the carrier's operating network.

The Company's activation and information services, provided through the Company's Activation Service Network ("ASN"), a proprietary computer - based automated electronic work flow software platform, give access to a prospective subscriber concerning the cost of a variety of wireless communications service plans available for purchase at a specific retail location. ASN provides information to the telephone or paging carrier regarding the activation, including a credit review for cellular and PCS subscribers, the subscriber's completed service agreement, the mobile or cap code number and the service plan purchased. The ASN system both expedites and simplifies the complex administrative functions necessary to initiate, complete and support activations of wireless telephones and pagers from multiple locations in the continental U.S., Alaska, Hawaii and Puerto Rico.

During the fourth quarter of 1996, the Company, through its wholly owned subsidiary, Ameritel Communications, Inc., entered into agreements with GTE Mobilenet Service Corp. ("GTE") and Airtouch Cellular pursuant to the terms of which the Company was authorized to resell cellular telephone service provided by these carriers. Through its wholly owned subsidiary, U.S. Paging Services, Inc. ("USPSI"), the Company acted as a non-exclusive paging service agent for the GTE operating telephone companies. In November 1996, the Company began operating as a reseller of Metrocall paging services and products in a pilot program with Staples, Inc. ("Staples"). The Company commenced its cellular reseller operations in certain markets in Alabama, Tennessee, Kentucky, Indiana and New Mexico in November 1996 and expanded coverage to markets throughout the United States.

On October 23, 1997, the Company entered into a strategic alliance with Cable & Wireless, Inc. ("Cable & Wireless"), the sixth largest US long distance telephone company and a subsidiary of Cable and Wireless PLC. Cable & Wireless will make Ameritel's cellular and paging services available to its small and mid-sized business subscribers. This agreement will provide the Company with access to business accounts served by Cable & Wireless's sales force. The agreement became operational in January 1998. The agreement is for a term of 12 months and will automatically renew for successive 12-month terms unless either party gives notice of its intention not to renew at least ninety (90) days prior to the expiration of the then-current term. In addition, Cable &
Wireless may terminate the agreement at any time if certain conditions are not met.

On October 21, 1997, the Company concluded a agreement with RadioShack, a division of Tandy Corporation, one of the largest mass market retailers in the United States. Under the agreement the Company serves as the exclusive provider of cellular communications services to RadioShack's 305 retail locations in the New York metropolitan region (which includes the five boroughs of New York City, Westchester and Rockland Counties, Long Island, Southern Connecticut and New Jersey), Puerto Rico, the U.S. Virgin Islands and part of Missouri. The Company launched its Ameritel cellular service in the greater New York region on October 1, 1997 and the initial results were highly favorable. The agreement was amended on December 8, 1997, retroactive to November 21, 1997, to cover Puerto Rico and the Virgin Islands. RadioShack accounted for approximately 70% of the subscribers secured by the Company as of March 24, 1998. The loss of the RadioShack account could have a material adverse effect on the Company's current business operations.

On October 13, 1997, the Company concluded an agreement with Sun Television and Appliances, Inc. ("SunTV"), a specialty retailer of consumer electronics and home appliances with revenues of $683 million for the fiscal year ended March 31, 1997. SunTV currently operates 41 retail stores in Ohio, Kentucky, Pennsylvania and West Virginia. Under the terms of this agreement, the Company initially launched its Ameritel cellular services in 23 SunTV stores in Ohio in the fourth quarter of 1997. The agreement is terminable at will by either party on sixty (60) days notice.

On November 21, 1997, Ameritel entered into an agreement with Ritz Camera Centers, Inc. ("Ritz Camera") under which Ameritel agreed, in a pilot program, to provide cellular telephone service on an exclusive basis to customers at Ritz Camera's 12 retail locations in Norfolk, Virginia. The agreement also gives Ameritel the right, but not the obligation, to provide cellular telephone service to any additional stores subsequently opened by Ritz Camera in the Norfolk market. The agreement may be terminated by either party, without cause, on 60 days prior notice, subject to Ameritel's obligation to continue the agreement through March 31, 1998.

The Company is transitioning to a full-service reseller of paging services, and is pursuing a strategy similar and complementary to that of its cellular operations. The Company has signed reseller agreements with two national facilities-based paging companies and has substantially transitioned Osco/Savon Drugs and opened Walgreen's under this platform. The Company has developed the "Family Link" paging concept, which targets families and consists of an off-the-shelf pager bundled with a low fee and a month-to-month service contract.

As of March 24, 1998, the Company had approximately 20,000 Ameritel paging subscribers, which represents approximately 10 times its paging subscriber base of approximately 2,000 as of June 30, 1997.

In October 1995, the Company commenced processing the activation of cellular telephones marketed by QVC, the country's largest home shopping television network, pursuant to a written agreement and in the third quarter of 1996 entered into an agreement with QVC to provide pagers and paging activation services to QVC customers on a non-exclusive basis. The Company also markets its paging services through Fingerhut Corporation, a direct marketing company.
The following table sets forth certain statistical information regarding the Company's business for the three years ended December 31, 1997.

                                              Year Ended
                                              December 31,

                                          1997        1996        1995
                                    ------------------------------------
Agency Activations                       53,623      50,266       14,200
Activation Commissions               $2,993,483  $4,991,461   $4,305,217
Subscribers (net additions)              54,250         600         -
Subscriber Sales                     $6,281,825     $29,656         -

The total number of activations increased significantly in 1996, due primarily to an increase in paging activations which result in commissions lower than those earned for cellular activations. The total number of activations increased significantly in 1997, due to the Company's focus on reselling and the amount of business generated through RadioShack in the last quarter of the year.

The Company's agreements with retail mass merchandisers and direct response channels, which in the aggregate are material to the continued production of revenue for the Company, require the Company to provide the following services, generally, to each retail location at which the Company processes activation of cellular telephones:

-Off-site activation for subscribers.
-Cellular carrier credit review for prospective subscribers of cellular telephone service.
-Electronic work flow to support the completion of all cellular Company service agreements.
-Assignment of mobile telephone numbers to credit approved subscribers who purchase cellular telephones and transfer of information for the activation of the cellular service through the Company's automated activation system to the appropriate carrier network .
-Merchandising and field support to assist in the training of client sales personnel.
-The Company creates national air time programs for wireless services. -Central customer care and customer support services for activations, technical support and billing management.

Cellular telephones are frequently sold by retailers to subscribers at prices below their direct cost to a retail mass merchandiser. The difference between the direct cost of the cellular telephone paid by the retail mass merchandiser (plus a profit margin to the retailer) and the price to the subscriber is customarily offset by a part of the activation commission payments paid by the Company to the retailer.
In general, the Company has contracted to provide exclusive cellular telephone services at the locations designated by the mass merchandiser. The retail mass merchandiser may designate the number of such locations except in certain agreements where it has committed to use the Company's services in all locations.

The Company intends to continue adding additional retail mass merchandiser and direct marketing distribution channels in 1998.
AMERITEL COMMUNICATIONS, INC.
The Company organized a wholly owned subsidiary, Ameritel
Communications, Inc. ("Ameritel") , to act as a non-facilities based service provider, or reseller, of wireless communications services. The Company began active operations in November 1996.

The Company intends to continue to expand the scope and coverage of its reseller operations in 1998 and is negotiating additional reseller agreements with several cellular and PCS carriers. The Company's ability to expand its reseller operations as planned is not assured and is subject to certain risks and uncertainties as described in the subsection entitled "Risk Factors That May Affect Future Results" appearing in this Annual Report.

Suppliers

Carrier Relationships

The Company provides Ameritel cellular and paging services by purchasing access and airtime from facilities-based carriers at wholesale rates and reselling this access and airtime at retail rates. The Company has been able to negotiate favorable carrier agreements that provide coverage throughout substantially all of the United States and do not require "take-or-pay conditions." These multiple carrier agreements give the Company the ability to control the structure of its national rate plans and distribute its service through its mass market distribution channels. The Company's uniform national rate plans permit it and its mass market retailers to advertise on a national and regional basis.

As of March 24, 1998, the Company has entered into carrier agreements with 15 nonaffiliated facilities-based cellular service providers. These agreements authorize the Company to resell the cellular service provided by the carriers in a total of 372 MSAs and RSAs covering a population of approximately of 214 million people.

In November 1996, the Company began reselling national paging services on a pilot basis, through Staples, a national chain of office supply stores. In November 1997 the Company began reselling national paging services through Walgreen's, a national chain of over 2,300 stores and American Stores (Osco/SavOn), a chain of approximately 800 stores. As of March 24, 1998, the Company was offering paging products and services on both the Metrocall and PageNet national networks in over 3,000 retail store locations throughout the United States.

AMERITEL CARRIER AGREEMENTS
AirTouch	GTE Mobilnet
Ameritech	Metrocall (paging)
AT&T Wireless Services	PageNet (paging)
Bell Atlantic Mobile	Puerto Rico Telephone Co.
BellSouth 	SBC Communications
Comcast 	Southwestern Bell
First Cellular	360? Communications
Frontier Cellular	US V.I. Tel. Co.
	Southern New England Telephone

Equipment Distributor Relationships

The Company does not inventory or sell paging or wireless equipment. However, it assists in the negotiations, if required, by the retailer with the supplier of both cellular and paging equipment.

Business Overview

The Company is one of the few national resellers of wireless services in the United States, and as such, the Company has created one of the largest geographic footprints in the wireless services industry by entering into contracts with nonaffiliated wireless service carriers covering substantially all of the continental United States, Puerto Rico and the Virgin Islands. In November 1996, the Company, through its wholly-owned subsidiary, Ameritel, began a planned transition from an activation processing agent for major United States cellular and paging carriers to a reseller of cellular and paging services through mass market distribution channels including some of the largest national retailers in the United States. The Company established Ameritel with the objective of becoming a national reseller of multiple wireless communications services to consumers and small and medium-sized businesses.

The Company obtains blocks of cellular telephone numbers, and purchases cellular access and airtime from facilities-based carriers at wholesale rates, and then resells the cellular access, airtime and related services to its subscribers at retail rates. The Company also resells paging services. The Company's subscriber base is expanding rapidly. As of March 24, 1998, the Company had approximately 56,000 cellular subscribers (compared to 3,950 as of June 30, 1997) and approximately 20,000 pagers in service (compared to 2,040 as of June 30, 1997). For the quarter ended December 31, 1997 monthly average revenue per unit ("ARPU") was approximately $56.00 for cellular subscribers and $9.00 for paging subscribers.

The Company believes that the combination of its centralized standard automated process, national wireless coverage, and its growing retail distribution to mass market consumers provides it with a significant competitive advantage which at present is difficult for other wireless resellers and facilities-based carriers to replicate due to the localized nature of their operations. The Company has focused primarily on selling its wireless services in established retail store locations where consumers already shop. Through leveraging the consumer traffic and retail advertising efficiencies of established mass merchants, the Company has achieved lower subscriber acquisition costs than most other wireless carriers that utilize their own direct and indirect or wholly owned and non-company owned retail outlets and direct sales forces. In addition, the Company does not compete with its retail channels of distribution as do the carriers who have their own dedicated retail outlets.

The Company resells its wireless services under the Ameritel (Service
Mark) brand name principally through a network of national mass merchandisers including OfficeMax, Osco/Savon Drugs, RadioShack, SunTV, Target Stores, Staples, Ritz Camera and Walgreen's. RadioShack is currently the leading retailer of cellular telephones in the U.S., and accounted for approximately 15% of the entire cellular telephone retail market in 1997. As of March 24, 1998, the Company provided cellular and paging services under the brand name of "Ameritel" through approximately 1,000 and 3,000 national mass market retail locations, respectively. Many of the Company's distribution agreements with national retailers contain exclusivity provisions. The Company also markets its wireless services through major direct response marketing companies including Fingerhut, QVC, and Shop at Home.

As a wireless reseller, Ameritel has long-term agreements to purchase, at contractually agreed upon wholesale rates, cellular telephone and paging services from selected operating subsidiaries of the following facilities-based wireless carriers: AirTouch, Ameritech, AT&T Wireless Services, Bell Atlantic Mobile, BellSouth, Comcast, First Cellular, Frontier Cellular, GTE Mobilenet, Puerto Rico Telephone Co., SBC Communications, SNET, Southwestern Bell, 360? Communications, U.S.V.I.Tel.Co., Metrocall and PageNet. These agreements do not require "take-or-pay" conditions. As of March 24, 1998, the Company was offering its Ameritel (Service Mark) cellular services in 372 MSAs and RSAs covering a population of approximately 214 million people, or "POPs", and paging services to over 248 million POPs.

The Company believes that facilities-based carriers value relationships with resellers due to the nominal incremental acquisition cost to add a new subscriber through a reseller, the significant reduction to the carrier in marketing costs and credit risk attributable to reseller subscribers, and the reseller's responsibility to provide all customer service to its subscribers. The Company intends to pursue a strategy of using its enhanced competitive position resulting from anticipated rapid growth in subscribers to negotiate more favorable terms, including lower wholesale rates from facilities-based carriers, and thereby continue to maintain its gross margins.

The Company believes it is strategically positioned to benefit from the continued rapid growth in the overall utilization of cellular, PCS, and paging services, and particularly from the anticipated growth in the utilization of wireless services by the mass consumer market which is currently underpenetrated relative to the business and professional markets. As a result of increased competition and technological advances, prices for cellular services and cellular handsets have declined dramatically in recent years, and the Company believes that cellular service is currently affordable to a larger percentage of the US population than ever before. Going forward, this trend of increasing affordability is expected to stimulate the usage of cellular and PCS as viable substitutes for landline telephones.

The Company believes that its relationships with large national retailing chains that have nationwide distribution will provide it with unique access to mass market consumers. Large national retailers place a premium on standardization, uniformity, centralization, and wide geographic coverage. As a national reseller of wireless services, the Company offers national mass merchandisers uniform national rate plans and standardized airtime promotions supported by a centralized, proprietary activation and processing platform. This enables national mass merchandisers to utilize, for the first time, nationwide printed newspaper supplements, nationwide catalogs, and national television advertising and promotions in the marketing of cellular telephone and paging services.

The Company provides mass market retailers with the ability to offer cellular and paging services from a single provider, thus eliminating the logistical difficulties and advertising inefficiencies inherent in dealing with multiple regional cellular and paging providers. Merchants were required to enter into separate cellular carrier contracts with carriers in different geographic coverage areas in order to sell cellular phone services in multiple store locations throughout the country. This patchwork approach required retailers to rely on multiple vendors and processing systems, thereby resulting in diverse local rate plans, decentralized advertising, and non-uniform customer service. The Company's uniform national rate plans and centralized back office support systems have simplified the wireless selling process for national retail chains and their mass market customers.

Business Strategy

The Company's objective is to become the first truly national reseller of wireless services with uniform rate plans and centralized information processing systems to consumers through mass market distribution channels. The Company has implemented the following strategic elements to meet its objective:

o Expand reseller geographic coverage areas. The Company has converted markets in which it previously had existing cellular agency agreements with facilities-based carriers into reseller markets, and plans to enter into additional resale agreements with carriers in selected markets where the Company does not yet have a presence. The Company is currently operational (i.e., offers cellular service through its distribution network) as a cellular reseller in 372 MSAs and RSAs covering 214 million POPs.

o Increase penetration of existing distribution network. The Company is continuing its efforts to expand its subscriber base by increasing the number of stores through which it sells Ameritel services and increasing the number of sales per store. The Company has only recently began to exploit the potential wireless market opportunity represented by existing distribution agreements with national retailers and direct response marketing companies. In most cases, the Company has not yet fully leveraged its exclusive national distribution agreements by establishing a presence in a majority of stores in a given retail chain. The Company expects that its promotion of uniform national rate plans will increase its penetration of existing retail outlets and expand its overall cellular and paging subscriber base.

o Further expand distribution network. The Company intends to enter into new national distribution agreements with mass merchants and direct response marketing companies to further expand its distribution network. The Company has recently expanded into new distribution channels, including a definitive wireless resale agreement with a large US long distance carrier, and is currently in negotiations to provide wireless services to customers of a national cable television provider.

o Reduce costs. The Company intends to pursue a strategy of using its enhanced competitive position resulting from continued rapid subscriber growth to negotiate lower wholesale rates from facilities-based carriers and thereby increase its gross margins. For example, the Company has recently negotiated significantly improved wholesale rates in the New York market and plans to aggressively pursue rate reductions in other markets as its carrier agreements come up for renewal. The Company is also able to lower its airtime costs by aggregating volume across multiple markets served by the same carrier. Furthermore, the Company intends to maintain relatively low subscriber acquisition costs by continuing to negotiate lower commission payments to mass merchants consistent with the declining trend in wireless retail pricing plans.
The Company may also continuously improve its operating costs through the use of its centralized automated service order processing and activations technology platform. The platform is comprised of efficient, salable operating systems, which operate more cost effectively as order processing volume increases.

o Provide excellent customer service. The Company seeks to provide an excellent level of customer service to its two primary subscriber groups, namely, (i) its network of mass merchant and direct response distributors and (ii) its cellular and paging subscribers. Compared to the activation services typically provided by facilities-based carriers to mass merchants offering wireless services, the Company believes that its proprietary activation processing platform provides mass merchants with a superior level of customer service through greater automation, uniformity, and simplicity. The Company provides national retailers with the convenience of dealing with a single wireless vendor, instead of a patchwork of multiple vendors with different processing systems, rate plans and procedures. The Company also utilizes account management representatives to provide on-site training and subscriber and product support. The Company strives to retain its existing subscribers and attract new ones by providing superior customer service, customized billing options, and competitive rates to minimize churn.

oProvide new wireless and other communications services. The Company intends to use its position as a leading reseller of cellular and paging services to enter the resale market for new forms of wireless communications services such as PCS, digital cellular, prepaid cellular, and interactive paging. The Company believes that the ability to offer the telecommunications user multiple communications services from one source will confer the Company with a competitive advantage in the highly competitive telecommunications market. To that end, the Company intends to investigate adding other services, including long distance and Internet access, to its current services and offering discounts to subscribers purchasing multiple services. The Company currently has no arrangements or commitments with the providers of any such services.

oDevelop Ameritel (Service Mark) wireless brand name and identity. The Company resells its wireless services under the Ameritel (Service Mark) brand name. With its network of national mass merchandisers, the Company stands to significantly benefit from the powerful national advertising campaigns and co-branding initiatives that are customary in the retailing industry. which promote the Ameritel (Service Mark) brand name in conjunction with the name of a well-known national retailer, such as RadioShack, provide the Company with immediate and significant brand recognition. Initial results of targeted newspaper advertising and promotions utilizing the Ameritel (Service Mark) brand name have been highly favorable. The Company has already created several proprietary sub-brands, including "Cellular on the Go (Service Mark) " and "Family Link," which also benefit from retail advertising campaigns.

Company Operations

Ameritel Wireless Communications Services

In November 1996, the Company began its transition to a wireless reseller in select markets across the United States. The Company has developed a mass market distribution strategy which it believes is unique in the wireless industry, and as of March 24, 1998, was offering its Ameritel services through approximately 1,000 retail stores and served multiple direct response channels. The Company has developed an off-the-shelf cellular telephone package, bundled with an entry level rate plan called "Cellular on the GoSM", for distribution through several mass market channels. The product has been developed to simplify the sale of cellular telephones by retail mass merchandisers.

As a reseller, the Company purchases its cellular telephone access and airtime from facilities-based carriers at wholesale rates. The Company receives these wholesale rates due to scale purchasing economies and because it absorbs substantially all selling, marketing, bad debt and subscriber care costs that facilities-based carriers would otherwise assume. The Company then resells, at retail rates, the cellular services directly to its subscribers. Reselling wireless services enables the Company to obtain a recurring revenue stream rather than a one-time agency commission, and provides it with the ability to market additional communications services to its existing subscriber base.

By entering into agreements with facilities-based carriers nationwide, the Company can provide its mass merchandising and other distribution outlets with uniform rate plans that permit them to advertise price and promotions on a national basis. In addition, the Company's mass market retailers benefit from the Company's centralized platform for credit verification, service activation, subscriber care and billing. The Company can offer prices competitive with those of facilities-based carriers and can provide subscribers with a greater selection of services and the ability to roam in multiple areas throughout the United States.

The Company believes that the bundling of communications services will increase revenue per subscriber and reduce subscriber turnover rates. Subscriber acquisition costs account for the majority of the Company's upfront expenses, and primarily include equipment costs and commissions paid to its network of distribution channels and outside sales representatives, as well as advertising and promotional costs. The Company's acquisition costs are generally lower than those of its competitors due to the efficiencies of national advertising, greater control over equipment costs, increased automation of customer service functions, and greater cost efficiencies provided by national distribution. The Company also lowers its costs by entering into joint promotion and advertising agreements with vendors, retailers and carriers.

The Company's agreements with mass market retail chains require the provision of specified services at all retail locations designated by the retailer. The Company's support services consist of the following:

	Off-site activation for subscribers. By using the Company's Remote Activation Process ("RAP"), subscribers nationwide can activate communications services from the convenience of their home or office.

	Credit analysis and review. The Company provides an automated process for immediate review of a prospective subscriber's credit history, which helps determine an individual's eligibility to receive cellular telephone service.

	A multiple port voice response unit ("VRU"). This system has the capacity to process multiple simultaneous transactions, and allows the completion and delivery of all activation information to the carrier's activation and billing system in a paperless format.

	Assignment of mobile telephone numbers. The Company has the ability to assign mobile numbers to either specific store locations or directly to subscribers, determined by their home or office telephone number. This process enables the Company to assign and control mobile numbers in multiple markets throughout the country.

	Merchandising and field support. The Company assists in the training of client sales personnel and local customer service support, particularly with respect to the use of national rate plans and airtime promotions. The Company presently utilizes 60 account management representatives for on-site training and subscriber and product support.

As of March 24, 1998, the Company had approximately 56,000 Ameritel cellular subscribers, which is approximately fourteen times the number of its June 30, 1997 cellular subscriber base of approximately 4,000.

The Company is transitioning to a full-service reseller of paging services, and is pursuing a strategy similar and complementary to that of its cellular operations. The Company has signed reseller agreements with two national facilities-based paging companies, and has substantially transitioned its mass market retailing clients to the Ameritel platform. This permits the Company to achieve the same cost and service benefits with paging comparable to cellular service.

As of March 24, 1998, the Company had approximately 20,000 Ameritel paging subscribers, which is approximately ten times the number of its paging subscriber base of approximately 2,000 as of June 30, 1997.

Distribution Channels

The Company's business strategy is to offer wireless communications services through various mass market distribution channels. The Company has chosen to utilize several different channels of distribution to access mass market consumers:

Retail Mass Merchandisers

The Company utilizes the retail mass market channel as a major source of distribution for cellular services. The Company has entered into distribution agreements with several national and regional retail chains including RadioShack, Target Stores, OfficeMax, Staples, Walgreen's, Ritz Camera and SunTV. Under these agreements, the Company sells and markets its Ameritel cellular service to consumers and provides comprehensive activation and subscriber support services to new subscribers. The Company believes that the market for cellular services will continue to grow, and the mass market consumer will represent much of this growth. This will allow the Company to increase its subscriber base while steadily decreasing its per subscriber acquisition costs.

Remote Activation Process ("RAP").   The Company believes that a
simplified purchase and automated activation process is critical to growing its subscriber base through its mass market distribution channels. The Company's off-site Remote Activation Process ("RAP") permits the subscriber to activate Ameritel cellular service in a simplified and expeditious manner. The subscriber completes a RAP agreement at the retail store location, calls a toll-free number to select a rate plan and obtains the required credit approval. This process generally takes 10 to 20 minutes to complete, at which time the carrier is electronically notified to activate the phone. Activation of the telephone by the carrier generally occurs within two hours.

RESEARCH AND SOFTWARE DEVELOPMENT

The Company's research and software development efforts emphasize both the continuous enhancement of its present systems and the development of additional related systems. Research and development efforts are designed to support retailer and carrier needs and maintain the efficiency of the Company's RAP system. In addition to its in-house staff, the Company utilizes outside contractors on a project-by-project basis.
Research and development expenses for the years ended December 31, 1997, 1996 and 1995 aggregated $129,592, $110,222 and $87,062, respectively.
In addition, the Company incurred capital costs of $731,529, $752,506 and $472,693 in the years ended December 31, 1997, 1996 and 1995, respectively, for purchased and developed software. Management anticipates the need for substantial on-going research and development expenditures by the Company with an emphasis on the internal growth of its Management Information System ("MIS") department.
INTELLECTUAL PROPERTY
The Company does not own any patents and has not filed any patent applications covering its software. The Company currently relies on unpatented proprietary technology, which may be duplicated. The Company employs various methods, including confidentiality agreements with employees and consultants, to protect its proprietary technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such technology or otherwise obtain access to it, which could have a material adverse effect on the Company's competitive business position.
The Company has filed trademark applications for "RAP," "Cellular on the Go" and "Family Link."
COMPETITION
The wireless communications industry is highly competitive and is characterized by rapidly changing technologies. In the cellular industry, the Company's principal competitors are cellular and PCS carriers and other resellers who market their services directly to the public. In every area where the Company offers its cellular services, it competes with at least two incumbent local cellular service providers in the region, as well as with PCS providers that operate on both a local and a national basis. The Company believes that it can effectively compete with these companies based upon the strength of its national distribution network comprised of the retail mass merchandisers and direct response marketing companies under contract with the Company. In addition, the Company believes it is one of the truly national resellers of cellular and paging services besides MCI Wireless (a division of MCI Communications Corp.).

The Company also competes with a large number of paging carriers that provide local, regional and national service and who market their services primarily through direct sales and retailing arrangements. Some of these paging carriers include SkyTel, Metrocall, PageNet, and other regional or local paging service providers located throughout the Company's coverage area. The Company believes that most paging carriers do not have strong brand name recognition, have utilized a standard marketing approach and have limited retail marketing experience.

Continuing technological advances in telecommunications, such as the development of ESMR systems and increasing use of satellite-based communications, make it difficult to predict future competition. However, as each of these and other similar technologies require activation, the Company's systems have been developed to be compatible with all such technologies. The Company believes that new wireless communication technologies will be increasingly offered to subscribers through retail mass merchandisers and direct response companies and, accordingly, believes that it will be able to effectively compete in this market. EMPLOYEES
As of March 24, 1998 the Company employed a total of 303 people, including its four corporate officers, a senior vice president of operations and a director of marketing for Ameritel, a chief technical officer, a manager for paging services, information systems personnel, customer service and support personnel, clerical and administrative staff and account representatives. The Company also utilizes three independent sales representative organizations and, on an as-needed basis, other independent contractors. The Company has to date successfully recruited a number of trained computer programmers (internal staff and outside contractors) and experienced cellular and paging sales and marketing personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
History of Losses; Uncertain Future Profitability
The Company, which has never operated at a profit, has experienced increasing losses since its inception in 1991. Such losses continued in 1997 and are expected to continue in 1998. As of December 31, 1997, the Company had an accumulated deficit of approximately $43 million. There can be no assurance that the Company will ever achieve profitability. The Company expects to continue to incur significant losses in future periods in connection with the expansion of its reseller operations, as revenues from the sale of cellular telephone service are generally insufficient during the early periods of service to recover the initial costs of acquiring subscribers. In addition, the Company expects to incur further start-up expenses associated with the provision of wireless communication services at new or additional retail locations. There can be no assurance that the Company will successfully develop as a profitable reseller of wireless services, that the Company's existing retail mass merchandiser distribution channels will expand their use of the Company's services, or that the Company will obtain additional channels of distribution.

Need For Additional Financing

The wireless resale industry is very capital intensive, particularly for growing resellers, at substantial costs are incurred in connection with the acquisition of subscribers. The Company will require substantial additional financing in order to fund operations at current growth levels and to increase its growth rate. If the additional capital and/or actual cash flow proves to be insufficient to fund the Company's operations or expansion requirements (due to unanticipated expenses, operating difficulties, or otherwise), or the Company's strategy changes, the assumptions underlying its projections change or prove to be inaccurate the Company will be required to curtail its operations. The availability of financing on terms acceptable to the Company is not assured. Thus, there can be no assurance that the Company's planned expansion and operation of its reseller business will be successful.

Continuance as a Going Concern

The Company's significant growth in subscribers has created a working capital deficiency due to the acquisition costs associated with the high rate of subscriber growth. The Company currently requires substantial amounts of capital to fund both current operations and to expand its subscriber base. Due to recurring losses from operations, a net capital deficiency and Company's inability to date to obtain sufficient financing commitments to support current and anticipated levels of operations, the Company's independent public accountants audit opinion states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

Uncertain Management of Growth

The Company's business plan will, if successfully implemented, result in rapid expansion of its reseller operations. Rapid expansion of the Company's operations will significantly strain on the Company's management, financial and other resources. The Company's ability to manage future growth, should it occur, will depend upon its ability to monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand the Company's internal management, technical, information and accounting systems and to attract, assimilate and retain additional qualified personnel. See "-Dependence on Key Personnel." Furthermore, as the Company's business develops and expands, the Company will need additional facilities for its growing work force. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the employees and management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the business, financial condition and results of operations of the Company.

If the Company is unable to hire staff, expand such facilities, retain labor, increase the capacity of its information systems and/or successfully manage and integrate such additional resources, subscribers could experience delays in activation of service and/or lower levels of customer service. Failure by the Company to meet the demands of subscribers and to manage the expansion of its business and operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Development of Wireless Reseller Operations

A crucial component of the Company's strategy is its ongoing development as a national wireless reseller. Since November 1996, the Company has been operating as a reseller of the services of a number of cellular carriers and two national paging carriers, and is continuing to negotiate agreements with other carriers. The success of the Company's expansion plan is subject to certain risks. These risks include the Company's ability to negotiate additional reseller agreements on commercially reasonable terms, the increasingly competitive nature of the wireless telecommunications industry, including the effect of the development and introduction of new technologies, the ability to attract additional management personnel, and the overall effects of the trend toward deregulation of the telecommunications industry. These regulatory changes include the possible elimination of the obligation of facilities-based wireless carriers to make their services available for resale.

Dependence on Wireless Carriers

The Company is dependent upon facilities-based cellular telephone and paging service providers for the supply of service to be resold to the Company's subscribers. The Company would be adversely affected if its suppliers failed to provide adequate service or if they experienced financial, technical or regulatory difficulties, or if future demand for service exceeds current service capabilities. Further, an increase in the wholesale rates charges by the carriers would inhibit the Company's ability to control operating costs.

Dependence on Major Channel of Distribution

Of the Company's approximately 56,000 cellular subscribers at March 24, 1998, approximately 70% were enrolled at RadioShack stores, the Company's principal channel of distribution. There can be no assurance that the Company's distribution contract with RadioShack will remain in effect or be renewed when it expires in October 1998. The Company's growth would be materially and adversely affected if RadioShack terminates or elects not to renew its contract with the Company or reduces the number of its retail locations at which the Company provides its services.

Seasonality

The Company's revenue and operating income tends to fluctuate over the course of the year, and increases notably in the fourth quarter of the calendar year. This is primarily attributable to increased retail sales during the holiday season in November and December. This seasonal pattern may place pressure on the Company's cash and working capital positions, which may have an adverse effect on the Company's financial liquidity.

Maintenance of Subscriber Base

The Company does not enter into contracts greater than one year in duration with most of its cellular and paging subscribers. As its subscriber base grows, there can be no assurance that substantial numbers of its subscribers will continue to purchase wireless services from the Company. In the event that a significant percentage of its subscribers choose to purchase cellular telephone or paging service from another carrier or otherwise cease to purchase service from the Company, there can be no assurance that the Company will be able to replace its subscribers with new cellular and paging subscribers.

Exposure to Fraudulent Use of Wireless Services

The cellular industry has been subject to telecommunications fraud and, in particular, "cloning" of legitimate phone numbers leading to the illegal use of such numbers. Although the various cellular carriers have taken steps to prevent fraud, including requiring or recommending the use of PIN numbers and/or authenticated phones, as well as implementing the rollout of digital cellular service which is more difficult to clone, there is no certainty that fraud will not continue to be a significant problem in the wireless telecommunications industry. Under its agreements with certain carriers, the Company may be liable for a portion of charges incurred for fraud occurring in the carriers' home and roaming markets.

Dependence on Key Personnel

The Company's future success will depend upon the continued service of several key personnel, particularly Bruce A. Hahn, the Company's Chairman and Chief Executive Officer, as well as its ability to attract and retain highly qualified managerial and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its existing key managerial, technical or other personnel or that it will attract and retain such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. Mr. Hahn's employment agreement expired in December 1997 and the Company is currently negotiating a new agreement with him. The Company does not maintain key man life insurance on any of its personnel.

Potential Adverse Effect of Competition

The wireless communications industry is highly competitive and rapidly changing. The Company's principal competitors are cellular, PCS and paging service providers (both facilities and non-facilities-based) who market their services directly to the public and through non-exclusive agents and resellers such as the Company. Most wireless service providers, particularly facilities-based carriers, have substantially greater financial, marketing and technological resources than the Company and have been marketing their services for a substantial period of time in the geographical areas in which the Company provides its services.

Competition in the wireless communications industry is expected to continue to intensify. Due to the rapid introduction of PCS, enhanced specialized mobile radio ("ESMR") and the growth in the number of facilities-based wireless carriers, many areas of the country which previously were covered by two licensed cellular carriers are now, or will soon be, served by several wireless providers. The trend toward consolidation within the telecommunications industry, accelerated by deregulation at the federal level, can also be expected to exert increased competitive pressures on companies that remain independent. Accordingly, there can be no assurance that the Company can operate successfully in the increasingly competitive wireless telecommunications market.

Rapid Technological Change

The market for the Company's telecommunications services is characterized by rapid technological change and evolving industry standards. The introduction of services embodying new technology and the emergence of new industry standards can rapidly erode the competitive position of existing telecommunications services. The Company's success will be substantially dependent upon its ability to anticipate changes in technology and industry standards and successfully introduce new and enhanced services on a timely basis. If the Company is unable for technological or other reasons to introduce new services in a timely manner, it could have a material adverse effect on the Company's business.

Government Regulation

The resale of interstate and intrastate cellular mobile telephone service is subject to federal and state regulation as a common carrier radio telephone service. Although these regulations do not currently have a material impact on the operation of the Company's reseller business, there can be no assurance that changes in government regulation will not have an adverse impact on the Company's business or results of operations.

Lack of Patent Protection

The Company relies on copyrights, trade secret protection and non-disclosure agreements to establish and protect its rights relating to its proprietary software platform and other technology. The Company does not hold any patents. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that it will be successful in doing so, or that its competitors will not independently develop or patent computer software and hardware that is substantially equivalent or superior to the Company's Activation Services Network ("ASN") system, which could have a material adverse effect on the Company's business. (The Company has also been advised that its use of the name "Ameritel" may infringe on trademarks and service marks of others in certain states.

Equipment Failure; Natural Disaster

The Company maintains its centralized platform for subscriber activation, subscriber care, and billing at two sites in Georgia. Although the platform has redundancies, a major equipment or software failure or a natural disaster could have a material, adverse effect on the Company's operations.

Possible Volatility of Stock Price

In recent years, the stock market in general, and the market for shares of small capitalization companies (such as the Company) in particular, have experienced extreme price fluctuations which have been unrelated to changes in the operating performance of the affected companies. Over the past 12 months, the Company also has experienced significant volatility in its stock price, and there can be no assurance that such fluctuations will not adversely affect the market price of the Company's Common Stock in the future.

Dilution

Shareholders may suffer dilution as a result of future financings, the exercise of existing options and warrants or those granted in the future, and other transactions.

No Anticipated Dividends on Common Stock

The Company has never paid cash dividends on its Common Stock, and it does not anticipate paying such dividends in the foreseeable future. The Company intends to reinvest any funds that might otherwise be available for the payment of such dividends in the further development of its business.

ITEM 2.  PROPERTIES
The Company's executive offices and other facilities are located in Norcross, Georgia, a suburb of Atlanta. The premises, comprising approximately 22,300 square feet, are occupied pursuant to a lease that expires on January 31, 1999 and requires current monthly rent payments of approximately $12,400, increasing to approximately $12,770 in
December 1998. In addition to its offices, the facility houses the Company's Voice Center, and software development and computer facilities. The Company is seeking to lease additional space in the Atlanta, Georgia area to accommodate its expanding operations and believes that adequate facilities are available at commercially reasonable rentals.
ITEM 3.  LEGAL PROCEEDINGS
(a)	The Company is not a party to any material pending legal
proceedings.
(b)	The Company was not a party to any material legal proceeding that was terminated during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
(a) The Company's Common Stock is quoted on the NASDAQ National Market System ("NNM") under the symbol "USCM." The following table sets forth the range of high and low sales prices on the NNM for the periods indicated.
SALE PRICE
                                                 --------------
THREE MONTHS ENDED                                HIGH       LOW
------------------                              ------     -----
March 31, 1996                                  10 3/4      6 5/8
June 30, 1996                                    9 5/8      6 3/8
September 30, 1996                               7 5/8      4 1/2
December 31, 1996                                7 3/4      4 1/4
March 31, 1997                                   6 3/8      3 7/8
June 30, 1997                                    4 3/8      2 13/16
September 30, 1997                               6 1/8      3 3/64
December 31, 1997                                8 1/2      5 10/32

As of March 24, 1998, there were 92 holders of record of the Company's Common Stock. The Company believes there were in excess of 3,000 beneficial holders of the Common Stock as of such date.
The Company has not declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.
(b) Recent Sales of Unregistered Securities

On October 30, 1997, and PaineWebber Incorporated ("PaineWebber"), an investment banking firm, entered into a letter agreement (the ("PaineWebber Agreement") pursuant to which PaineWebber agreed to establish through October 1998 for Ameritel's account irrevocable standby letter of credit financing in the aggregate amount of up to $3.75 million for the purpose of enabling Ameritel to satisfy its security obligations under agreements with RadioShack and certain cellular service providers from whom it purchases cellular service for resale. Under the PaineWebber Agreement the Company is required to pledge, as a condition precedent to the issuance of any letter of credit by PaineWebber, such number of shares of the Company's common stock valued at $7.00 per share, as shall equal 125% of the principal amount of each letter of credit to be issued. The agreement further requires the Company to replace any such pledged shares with cash, U.S. government obligations or other obligations guaranteed by the U.S. government in the amount of 125% of the aggregate principal amount of all outstanding letters of credit (i.e. up to $4,718,750) on or prior to the earlier to occur of the completion of the Company's pending private placement or January 30, 1998. In addition, USCI and Ameritel executed guarantees of each other's obligations under the PaineWebber Agreement.

To provide the shares of Common Stock required to be pledged as collateral under the PaineWebber Agreement, the Company entered into an agreement dated as of October 30, 1997 with certain of its stockholders (the "Stockholders") including Mr. Hahn, Mr. Kostrinsky and two of the Company's directors, under which the Stockholders agreed to deposit with the Company an aggregate of 545,045 shares of the Company's common stock owned by them for delivery, as and when needed, to PaineWebber. As consideration for this agreement, the Company issued to the Stockholders non-qualified five year options to purchase an aggregate of 54,505 shares of the Company's Common Stock at $6.00 per share.

As consideration to PaineWebber for providing the letter of credit financing, the Company issued to PaineWebber a five-year warrant to purchase up to 600,000 shares of the Company's Common Stock at a purchase price of $6.00 per share.
On November 18, 1997, the Company obtained an unsecured loan in the amount of $4.0 million from George Karfunkel and Michael Karfunkel. The loan bears interest at 8.5% per annum and is payable on December 31, 1997, or completion of the Company's pending private placement, whichever is sooner. As additional consideration for the loan, the Company issued to each of the lenders a five-year warrant exercisable to purchase up to 400,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. On December 30, 1997, the Company issued to each of the lenders an additional five-year warrant to purchase 200,000 shares of Common Stock at $6.00 per share in consideration of the lenders' extension of the due date of the loans until January 31, 1998 The Warrants were subsequently rescinded as part of a transaction which occurred in February 1998.

On January 2, 1998, the Company obtained an unsecured bridge loan in the amount of $250,000 from Decameron Partners, and on January 5, 1998, the Company received an unsecured bridge loan in the amount of $250,000 from Mr. Alan R. Dresher. Each loan bears interest at 10% per annum and is payable upon the earlier to occur of January 31, 1998 or the completion of the Company's pending private placement. As additional consideration for the loans, the Company issued to each lender a five-year warrant to purchase 50,000 shares of Common Stock at $6.00 per share. The Company also issued a five-year warrant to purchase 25,000 shares of Common Stock at $6.00 per share to Alan Baron, the principal of Decameron Partners, as a finder's fee. These loans have been repaid.

On February 2, 1998, the Company issued to each of Decameron Partners, Inc. and Alan R. Dresher, additional five-year warrants to purchase 50,000 shares of Common Stock at $6.00 per share in consideration of the lenders' extension of the due date of each of their $250,000 unsecured bridge loans (dated November 18, 1997) from January 31, 1998 to February 28, 1998 (which loans were paid in full). The Company also issued a five-year warrant to purchase 25,000 shares of Common Stock at $6.00 per share to Alan Baron, the principal of Decameron Partners in consideration for his assistance in obtaining the extension of the loans.

On February 24, 1998, pursuant to the terms and conditions of a Private Placement Purchase Agreement of even date among the Company, George Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/Naomi Bodner Partnership and Ace Foundation, Inc.: (a) George Karfunkel and Michael Karfunkel each sold $1 million principal amount of Notes of the Company to Laura Huberfeld/Naomi Bodner Partnership and Huberfeld Bodner Family Foundation at a purchase price equal to the face amount of the Notes (b) the 1,600,000 warrants issued by the Company to George Karfunkel and Michael Karfunkel were cancelled and rescinded together with the $4,000,000 Replacement Promissory Notes dated November 18, 1997 issued to George Karfunkel and Michael Karfunkel; and (c) the Company issued Convertible Restated Notes as follows: $1,000,000 to George Karfunkel, $1,000,000 to Michael Karfunkel, $1,250,000 to Laura Huberfeld/Naomi Bodner Partnership and $750,000 to Huberfeld Bodner Family Foundation, Inc. The Company agreed, for each month or portion thereof, from and after November 1, 1997 until the principal of the Convertible Restated Notes and all accrued interest is paid in full, to issue 100,000 Primary Warrants for each $1 million principal amount outstanding under the Convertible Restated Notes. To cover the period from November 1, 1997 through March 31, 1998, the Company issued five-year warrants to purchase 500,000 shares of the Company's Common Stock to each of George Karfunkel and Michael Karfunkel, five-year warrants to purchase 625,000 shares to Laura Huberfeld/Naomi Bodner Partnership and five-year warrants to purchase 375,000 shares to Huberfeld Bodner Family Foundation (collectively, the "Primary Warrants"), each Primary Warrant with an exercise price of $5.00, and each providing for the issuance of one warrant ("Secondary Warrants") with the same terms and conditions for each Primary Warrant exercised.

In addition, pursuant to the Private Placement Purchase Agreement, the Company, in a private transaction exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), sold for investment Convertible Notes in the amount of $750,000 to each of George Karfunkel and Ace Foundation.

The Convertible Notes and the Convertible Restated Notes are due and payable on or before August 1, 1998 and accrue interest until maturity at the rate of 10% per annum and after maturity, at the rate of 15% per annum. In the event that the principal and all accrued interest on the Notes have not been paid in full by the maturity date, at the option of the Note holder, the principal and accrued interest shall be convertible into shares of Common Stock of the Company at a conversion price equal to the lesser of $5.00 per share or 80% of the average closing sales price of the Common Stock during the last five trading days prior to conversion.

The Company has agreed to include the shares of Common Stock issuable upon exercise of the Primary Warrants, Secondary Warrants and upon conversion of the Convertible Notes and Convertible Restated Notes in a registration statement to be filed for the purpose of permitting the resale of such shares. If the registration statement is not declared effective by the Securities and Exchange Commission ("Effective Date") by June 30, 1998 or September 30, 1998, then the interest rate under the unpaid Notes increases to 18% and 24% per annum, respectively, until the Effective Date.

Notwithstanding the foregoing, no conversion of any Convertible Note or any Convertible Restated Note, and no exercise of any of the Primary Warrants or Secondary Warrants shall occur if it causes the holder to then be the "beneficial owner", as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended, of more than 4.99% of the then outstanding Common Stock of the Company.

On March 5, 1998, the Company sold for investment 173,913 shares of Common Stock to Alan R. Dresher and 250,000 shares of Common Stock to Bulldog Capital Management at a purchase price of $5.75 per share, and issued five-year warrants to purchase one share of Common Stock for each ten shares purchased at an exercise price of $7.1875 per share to each purchaser. The Company also paid $170,625 and issued a five-year warrant to purchase 42,391 shares of Common Stock at $7.1875 per share to Alan Baron as a finder's fee.

On March 24, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement with JNC Opportunity Fund Ltd. ("JNC"), an institutional investor, under the terms of which JNC agreed to purchase up to $15 million in convertible preferred stock of the Company, of which $5 million was funded on March 24, 1998. The preferred stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for 5 trading days immediately precedent the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice. The Preferred Stock is redeemable at the option of the Company at the then applicable conversion price.
In addition, JNC receive five-year warrants to purchase 149,522 shares of Common Stock at a purchase price of $6.89 per share. The Company paid a finder's fee of 10% of the gross proceeds of the intial tranche to Wharton Capital Ltd. ("Wharton"), a New York-based financial consulting firm and Donald Drum. Wharton Capital also received five-year warrants to purchase 62,500 shares of Common Stock at a purchase price of $6.89 per share. The shares issuable upon conversion of the Preferred Stock and exercise of the Warrants are subject to registration rights. The purchase of the balance of $10 million is subject tot he satisfaction of certain conditions. Reference is made to the Certificate of Designation and the financing documents which are filed as exhibits to this Annual Report for a complete description of all terms.

All unregistered securities were issued by the Company in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY

The following selected financial data have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following data should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K.



Statement of Operations Data:

                                                         Year Ended December 31,

                                   1997            1996            1995            1994           1993
Total revenues                   $9,811,890     $ 7,073,167     $ 4,757,149     $ 1,606,961    $ 441,341

Operating Expenses

  Commissions pass-through
  and other direct costs          5,052,205       3,598,952       3,111,946       1,175,918      281,073

  Selling, general and
  administrative                 18,967,189      12,128,111       4,907,527       1,981,171      519,547

  Restructuring and Other
    Charges:                      1,100,000            -             -                -              -

  Subscriber Acquisition and
    Promotional Costs            12,385,662         114,986           -                -             -

Operating loss                  (27,692,986)     (8,768,882)     (3,302,226)     (1,550,128)    (359,279)

Loss before extraordinary item  (28,786,604)     (7,783,713)     (3,441,376)     (1,721,628)    (360,069)

Extraordinary item                        0               0        (679,178)              0            0

Net loss                       $(28,786,604)    $(7,783,713)    $(4,120,554)    $(1,721,628)   $(360,069)

Net loss per
common share                         $(2.81)         $(0.76)         $(0.74)         $(0.57)      $(0.16)

Basic and diluted weighted
average common shares
outstanding                      10,251,402      10,187,909       5,557,120       3,004,131     2,184,174

Balance Sheet Data

                                                            At December 31,

                                    1997           1996            1995            1994           1993
Working capital (deficit)        $(12,643,491)   $13,177,931     $24,131,288     $ 1,053,715    $ 150,820

Total assets                       13,594,047     26,394,982      30,083,295       3,990,238      979,773

Subordinated debentures, net
  of original issue discounts          -                   -               -       2,531,619            -

Accumulated deficit               (43,122,580)   (14,335,976)     (6,552,263)     (2,431,709)    (710,081)

Total stockholders'
equity (deficit)                 $ (6,312,978)   $19,312,420     $18,049,456     $  (299,539)    $414,061



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was organized as U.S. Communications, Inc. in 1991 and commenced operations in mid-1993 as a cellular activation processing agent with OfficeMax, its first retail mass merchandiser channel of distribution. Prior to that time, U.S. Communications, Inc. was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. On May 15, 1995, U.S. Communications, Inc. merged with Trinity Six Inc. ("Trinity"), a publicly-traded company, pursuant to which U.S. Communications, Inc. became a wholly-owned subsidiary of Trinity, which changed is name to USCI, Inc.

Between 1993 and 1996 the Company expanded its operations as a sales, marketing and activation processing agent for facilities-based cellular and paging carriers. By late 1996, the Company had entered into agency agreements with cellular carriers which enabled the Company to offer cellular activation service in virtually all of the Metropolitan Statistical Areas ("MSAs") and a majority of the Rural Service Areas ("RSAs") in the United States.

The Company, as an independent activation agent, marketed the carriers' wireless services through a national network of mass merchandisers and direct response marketing companies. National distribution of cellular service was made possible through use of the Company's proprietary software platform, which both expedites and simplifies the complete administrative and technical functions necessary to initiate, complete and support activations of wireless telephones and pagers from multiple locations in the United States and Puerto Rico.

In the fourth quarter of 1996, the Company began a planned transition to becoming a national reseller of wireless communications services. The transition was undertaken to enable the Company to obtain the benefits of retaining wireless subscribers as customers, including access to an on-going revenue stream rather than a one-time agency commission, the creation of a national wireless platform, the creation of uniform national rate plans, the creation of a single service platform for retail channels of distribution, greater ability to cross market additional telecommunications services to its subscriber base and the ability to create a branded identity for its Ameritel wireless services. During 1997, the Company entered into reseller agreements with a number of facilities-based cellular and paging carriers to replace, on a market by market basis, its carrier agency agreements. As of March 24, 1998, the Company was offering, through its national mass merchandisers network, its Ameritel cellular services in 372 MSAs and RSAs covering a population of approximately 214 million people, or "POPs", and paging services to areas containing 248 million POPs.

Historically, the Company's revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. For the year ended December 31, 1997, agency commissions were $3.0 million and reseller revenues were $6.3 million. Since the company has substantially completed its transition to becoming a reseller, in the future, it will not receive material revenues from agency commissions.

The Company bills its resale customers for monthly access to the underlying carrier's cellular or paging network, cellular usage based on the number, time and duration of calls, the geographic location of both the originating and terminating phone numbers, extra service features, the applicable rate plan in effect and the time of the call.

The wholesale cost of subscriber service includes monthly access, usage (home and roaming) and special features charges paid by the Company to the cellular and paging carriers.

Subscriber acquisition and promotional costs includes commission payments made by the Company to its channels of distribution (or to equipment suppliers on their behalf) for each activation by their customers of a cellular telephone, certain advertising costs incurred by the Company or its distribution channels and reduced access and/or free airtime for a limited period to its cellular subscribers. These costs are recoverable from the long-term revenue stream created by the continuation of subscribers services. The Company's ability to capture such revenue streams may be adversely affected by early service cancellations ("churn") and by losses caused by fraudulent use of service by third persons which, by law, are not recoverable from subscribers. Under existing agreements with the carriers providing the Company with cellular service, access fraud is generally recoverable and although not generally recoverable, subscriber fraud is also recoverable under certain circumstances. The Company believes that it will be able to mitigate churn through competitive pricing, and retention programs. The Company has also taken steps to mitigate losses due to fraud through improved controls and the hiring of additional personnel to monitor fraud and install fraud prevention procedures.

Selling expense includes the costs of providing sales and other support services for customers including salaries and commissions to salesforce personnel and the Company's independent sales representatives. General and administrative expense include the costs of the billing and information systems, other administrative expenses, personnel required to support the Company's operations and growth as well as all amortization expenses.

The Company experienced significant growth in its resale operations in the latter half of 1997 and believes that future growth will require additional funding, expansion and enhancement of its management, personnel and information systems. To accommodate this growth, the Company intends to continue to implement and improve its operational, financial and management information systems. To support its growth, the Company and added a Chief Operating Officer, a Senior Vice President and other employees in 1997. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

The Company has experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The Company believes that it will achieve positive operating margins only when gross margins from subscriber revenues exceed subscriber acquisition and promotional costs and operating expenses See "Risk Factors-Limited History of Losses; Uncertainty of Future Profitability" and "Need For Additional Financing." The Company believes that it will achieve positive operating margins over time by increasing the number of revenue-generating customers and realizing reductions in wholesale cost from carriers while maintaining (or decreasing) its lower than industry average subscriber acquisition costs. The Company expects that operating and net losses and negative operating cash flow will continue to increase as the Company implements its growth strategy See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO
YEAR ENDED DECEMBER 31, 1996

Revenues

Total revenues for the year ended December 31, 1997 ("1997"), consisting primarily of subscriber sales, activation commissions and market development funds, were $9,811,890 as compared to $7,073,167 for the year ended December 31, 1996 ("1996").

The increased revenues for 1997 are attributable to increased sales of the Company's Ameritel brand cellular and paging services. Cellular and paging subscriber revenues amounted to $6,281,825 for 1997 compared to $29,656 for 1996.

Agency activation commissions, which the Company receives from other wireless carriers for which it performs activation processing services, decreased significantly from 1997 to 1996 due to the Company's transition from agent to reseller. Agency commissions in 1997 were $2,993,483 as compared to $4,991,461 in 1996. Other operating revenues, which consisted primarily of market development funds, declined to $536,582 for 1997 from $2,052,050 for 1996, due in part to the Company's transition from agent to reseller.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to the Company's subscribers, amounted to $3,375,004 and $11,362 for 1997 and 1996, respectively. The Company did not initiate its reselling operations until the last quarter of 1996 and thus did not incur any of the costs relating to the resale operations until the fourth quarter of 1996. The gross margin for subscriber sales was $2,906,821 or 46.3% and $18,294 or 61.7% for 1997 and 1996, respectively.

Agency commission expenses amounted to $1,357,121 and $3,519,394 for 1997 and 1996, respectively. Such expenses consist primarily of commissions paid to the Company's mass market distribution channels.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by the Company in its efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $12,385,662 and $114,986 for 1997 and 1996, respectively.

Restructuring and other charges include $1.1 million recorded by the Company in 1997, due to the impairment of certain assets in connection with the Company's planned transition from agent to reseller.

Selling, general and administrative expenses for 1997 aggregated $18,967,189 as compared to $12,128,111 for 1996, reflecting the Company's growth. Salaries and related employee benefits increased by 82% to approximately $7,500,000 for 1997 from $4,122,000 for 1996, reflecting the Company's hiring of executive, managerial, customer service and information systems personnel to support its growth. Telecommunications expense increased by 35% to $1,223,304 for 1997 from $907,449 for 1996 and billing and credit review services increased by 599% to $383,919 in 1997 from $54,904 in 1996, due, in substantial part, to increased activity and growth of the reseller business. Depreciation and amortization for 1997 was $2,404,065 as compared to $1,555,807 for 1996 as the Company incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Rebate expense increased by $308,333 as the Company expanded its subscriber base.

Interest expense (net of income) aggregated $1,093,618 in 1997 and interest income (net of expense) aggregated $985,169 for 1996. The change to interest expense during 1997 from interest income in 1996 is related to the decrease in cash and cash equivalents due to the Company's use of cash and cash equivalents to fund increased operating expenses and capital expenditures discussed above, and approximately $1.4 million of interest expense attributable to the fair value of warrants issued in connection with two financings. See "Liquidity and Capital Resources."

The Company incurred net losses of $28,786,604 and $7,783,713 for 1997 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995.

Total revenues for the year ended December 31, 1996 ("1996"), consisting primarily of commissions paid to the Company as a non-exclusive customer service and activation agent for cellular and paging carriers, were $7,073,167 as compared to $4,757,149 for the year ended December 31, 1995 ("1995").

The 48.7% increase in revenues between 1995 and 1996 is attributable to several factors. The Company opened approximately 3,000 new activation centers at retail mass merchandiser locations, including OfficeMax, Service Merchandise, Meijer, Target Stores, and Montgomery Ward in 1996. During the fourth quarter, the Company completed installation of its activation centers in over 90% of OfficeMax locations, 70% of Montgomery Ward locations and 100% of Meijer and Osco Drug locations, which permitted these channels of distribution, for the first time, to engage in chain-wide advertising of cellular products and services on a national basis. In addition, the 1996 holiday retail sales season was considerably stronger than in 1995. As a result, Company cellular telephone activations increased to approximately 15,530 in 1996 (of which 45% occurred in the fourth quarter) from approximately 13,500 in 1995. Paging activations, which were initiated in a pilot program in the third quarter of 1995, increased to 34,736 in 1996 (of which 78% occurred in the fourth quarter) from 700 in 1995. Other operating revenue, consisting primarily of market development funds, increased to $2,052,050 for 1996 from $451,932 for 1995. Market development funds consist of payments or obligations from carriers and manufacturers for promotional expenditures, and increased primarily due to increased activity at existing activation centers, the opening of new retail centers and a significant increase in promotional advertising activity.

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

Selling, general and administrative expenses for 1996 aggregated $12,128,111 as compared to $4,907,527 for 1995 reflecting the Company's growth. Salaries and related employee benefits increased significantly, reflecting the Company's expanded hiring of executive, managerial, customer service and information systems personnel to support its growth. Increases in the scope and volume of operations resulted in substantial increases in business travel expenses, telephone service costs, office expenses and advertising-related costs. Business insurance and franchise taxes increased primarily due to the increase in the scope of the Company's operations and its change in status to that of a publicly held company. Legal and accounting fees increased significantly from 1995 to 1996 due primarily to negotiation of contractual relationships with retail mass merchandisers, direct marketing response companies and additional cellular carriers. Fixed assets depreciation and amortization increased substantially from 1995 to 1996 primarily due to an increase in capital spending for promotional displays, communications devices, computers, computer peripherals and software placed into service during 1996.

Interest income, net of interest expense , aggregated $985,169 for 1996 compared to interest expense of $139,150 for 1995, due to the substantial increase in the Company's cash reserves resulting from the exercise of its outstanding warrants in November 1995, and the repayment in full in May 1995 of outstanding debentures in the principal amount of $3,450,000. As a result of the acceleration of the repayment of this debt, the remaining unamortized discount and other unamortized debenture related costs of $679,178 were charged against income as an extraordinary item for 1995.

The Company incurred net losses of $7,783,713 and $4,120,554 for 1996 and 1995, respectively.

Liquidity and Capital Resources

Working capital deficiency at December 31, 1997 was $12,643,491 compared to positive working capital of $13,177,931 at December 31, 1996. Cash and cash equivalents at December 31, 1997 totaled $1,105,530 (of which $731,500 was restricted) compared to $15,581,244 at December 31, 1996. There was a Stockholders' deficit of $6,312,978 December 31, 1997 compared to Stockholders' equity of $19,312,420 December 31, 1996. The decrease in working capital, cash and Stockholders' equity is attributable to the Company's operating loss in 1997 resulting from the substantial expansion of its reseller operations. The principal reason for the increased 1997 losses is attributable to the subscriber acquisition and promotional costs incurred in connection with the substantial increase in the size of the Company's reselling subscriber base directly attributable to increased activity during the fourth quarter of 1997. The Company continues to experience monthly negative cash flow from operations due to its growing subscriber base.
The Company's significant growth in subscribers has created a working capital deficiency due to the acquisition costs associated with the high rate of subscriber growth. The Company currently requires substantial amounts of capital to fund both current operations and to expand its subscriber base. Due to recurring losses from operations, a net capital deficiency and Company's inability to date to obtain sufficient financing commitments to support current and anticipated levels of operations, the Company's independent public accountants audit opinion states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

To date, the Company has funded its operations and growth primarily through financing activities. As a consequence of the merger with Trinity Six in May 1995, the Company received cash and cash equivalents of approximately $9,750,000 of which $3,450,000 was used to repay debt to private lenders. In November 1995, the Company received net proceeds of approximately $21,850,000 from the exercise, following a notice of redemption, of outstanding common stock purchase warrants.

In order to fund its operations and capital requirements in the fourth quarter of 1997 and the first quarter of 1998, the Company obtained letter of credit financing in the amount of approximately $3.1 million from its investment banker, and short term loans totaling $6.0 million from private individuals (of which $500,000 was repaid in the first quarter of 1998). In addition, the Company raised approximately $2.4 million from the private sale of Common Stock and $5 million from the private sale of Convertible Preferred Stock in the first quarter of 1998. Under the terms of the Convertible Stock Purchase Agreement, the Company will receive an additional $10 million upon the satisfaction of certain conditions imposed by the investor. The $3.1 million letter of credit financing is collateralized by Company stock pledged by officers, directors and other stockholders. The Company is obligated to replace this collateral with 125% cash or cash equivalent (Treasury Bills) of approximately $3,825,000. This obligation was due on January 31, 1998 and has been orally extended. In connection with these financings, the Company issued warrants to the lenders to purchase an aggregate of 1,600,000 shares of Common Stock as of December 31, 1997 at an exercise price of $6.00 per share. The Company is also in the process of completing bank financing consisting of a revolving and term loan in the initial amount of $20 million. Availability under this financing will be dependent upon meeting certain formulas. There is no assurance and no representation is made that the bank line will be funded, or that the funding of the balance of the Preferred Stock will take place.

Based upon the Company's current growth rate, the closing of the bank line as proposed, of which there can be no assurance, the deferral or conversion to Common Stock of $5.5 million in bridge loans, the obtaining of agreements to extend the due dates for payment of certain short-term obligations and the extension of the $3.1 million letter of credit until 1999 and the funding of the $10 million Convertible Preferred Stock private placement, the Company believes that it will be able to satisfy its capital requirements through 1998. However, there is no assurance and no representation is made that the Company will be successful in reaching these objectives. In the event that it is unable to do so, it will be required to seek other sources of funding and further restructure the payment schedule of certain short-term obligations and/or substantially reduce current operations to the extent that one or more of the foregoing financing sources is not funded.

The Company expects that its capital requirements for 1998, if it were to execute a plan of current client store expansion to increase subscriber growth, will require it to obtain additional financing which may include the sale or issuance of additional equity and debt securities to one or more strategic investors. The Company also intends to restructure its short-term debt and to negotiate further deferrals of certain accounts and commissions payable. There can be no assurance that the Company will be successful in raising sufficient additional capital on upon terms acceptable to the Company or that the Company will be successful in negotiating deferrals of certain of its short term obligations. In the event that the Company is not successful in obtaining adequate financing or in restructuring its debt, the Company will be required to seek other sources of funding and further restructure the payment schedule for certain short-term obligations and/or substantially reduce current operations to the extent that one or more of the foregoing financing sources is not funded. See "Risk Factors-Need For and Availability of Additional Financing."

Because the Company's cost of expanding its distribution network and operating business, as well as the Company's revenues, will depend on a variety of factors (including the ability of the Company to negotiate additional distribution agreements and increase its penetration of existing distribution channels, the ability of the Company to negotiate favorable wholesale prices from carriers, the number of customers and the services for which they subscribe, the nature and penetration of new services that may be offered by the Company, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements.
Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above or that the Company will be successful in obtaining such capital and if so, on terms satisfactory to the Company. Further, the exact amount of the Company's future capital requirements will depend upon many factors, including the extent of competition and pricing of telecommunications services in its markets, the acceptance of the Company's services and the development of new products.

INFLATION
To date, inflation has not had any significant impact on the Company's business.
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
None.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements for the Years Ended December 31, 1997, 1996, and 1995 and Notes thereto together with Auditors' Report comprising a portion of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

NAME                       AGE            POSITION

Bruce A. Hahn              48   Chairman of the Board; Chief Executive Officer
Mario Martinez             38   President; Chief Operating Officer
Robert J. Kostrinsky       39   Executive Vice President; Treasurer;
                                Chief Financial Officer
Basil H. Ford              53   Vice President-Corporate Development and
                                Investor Relations; Secretary
Albert T. Bodamer          35   Senior Vice President-Ameritel Communications
Edgar R. Puthuff(1)(2)     61   Director
Jerome S. Baron(1)(3)      71   Director
Salvatore T. DiMascio(2)(3)58   Director
Stephen E. Pazian          48   Director
--------------------
(1) Member of the Compensation and Personnel Committee
(2) Member of the Finance Committee
(3) Member of the Audit Committee


Bruce A. Hahn, Chairman of the Board and Chief Executive Officer. Mr. Hahn has been a director of U.S. Communications, Inc. since its inception in January 1991, its Chairman since November 1991 and Chief Executive Officer since December 1992. He has held the same positions with the Company since the completion of the merger with Trinity Six Inc. in May 1995 (the "Effective Time"). From June 1985 to February 1992, Mr. Hahn was the Chief Executive Officer, Chairman of the Board, and, from June 1985 to October 1989, and July 1990 to February 1992, President of International Consumer Brands, Inc., a company engaged in the manufacture and sale of consumer products. International Consumer Brands filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in April 1992, which is still pending. From April 1984 to June 1985, Mr. Hahn was Executive Vice President and General Manager of Cosmo Communications Corp., a manufacturer of consumer communications and electronics products. From April 1980 to March 1984, Mr. Hahn was employed by Conair Corporation, a leading manufacturer of personal care appliances and residential telephone products, first as new products marketing manager and subsequently as Vice President and General Manager, Conair Appliance and Electronics Division.

Mario Martinez, President and Chief Operating Officer. Mr. Martinez joined the Company as President and Chief Operating Officer in August 1997. Mr. Martinez has 14 years experience of general management, sales, marketing and business development in the wireless and wireline telecommunications industries. Prior to joining the Company, Mr. Martinez was President of AT&T Florida, Consumer Markets Division, a division of AT&T, with overall responsibility for AT&T's core consumer long distance business throughout the state of Florida. From November 1992 to June 1994, Mr. Martinez was Managing Director, Wireless Markets, for CSC Intelicom, a division of Computer Sciences Corporation, with responsibility for marketing wireless products in North America and Puerto Rico. From October 1990 to November 1992, Mr. Martinez was Vice President, US Direct Sales, for SkyTel, with responsibility for its direct sales and telemarketing organization and, from June 1984 to October 1990, Director, National Accounts Business Development, for Sprint, Inc.

Robert J. Kostrinsky, Executive Vice President Treasurer and Chief Financial Officer. Mr. Kostrinsky has been Secretary-Treasurer of U.S. Communications, Inc. since November 1991 and Executive Vice President since November 1994. He has been Executive Vice President and Treasurer of the Company since the Effective Time, was Secretary of the Company from the Effective Time until July 1996, and became Chief Financial Officer in April 1996. From April 1987 to July 1992, Mr. Kostrinsky was Secretary-Treasurer of International Consumer Brands, Inc., which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws in April 1992. Mr. Kostrinsky, a certified public accountant, was employed from 1981 to April 1987 by the accounting firm of Grant Thornton. At the time he joined International Consumer Brands, Inc., he was an audit manager for Grant Thornton.

Basil H. Ford, Vice President - Corporate Development and Investor Relations. Mr. Ford joined the Company as Vice President - Corporate Development and Investor Relations in June 1996, and became Secretary of the Company in July 1996. From 1993 to 1996, Mr. Ford was employed by Sonoco Products Company, a publicly held multinational packaging company, serving from 1994 to 1996 as Vice President of Investor Relations. From 1982 until its acquisition by Sonoco Products in 1993, Mr. Ford was employed by Engraph Inc., a publicly held packaging company, most recently (1988 to 1993) as Vice President - Investor Relations/Corporate Development/Strategic Planning.

Albert T. Bodamer, Senior Vice President - Ameritel Communications. Mr. Bodamer joined the Company in February 1997 as Senior Vice President, Ameritel Communications, with responsibility for the Company's non-facilities-based carrier operations. Mr. Bodamer has had substantial experience in the cellular industry. Prior to joining the Company, Mr. Bodamer was Vice President and General Manger for the southern New York region of PriCellular Corp. His previous experience included serving as general manager for resale and paging services at Rochester, New York based Frontier Cellular Corp.

Edgar R. Puthuff, Director. Mr. Puthuff has been a director of U.S. Communications, Inc. since June 1992 and a director of the Company since the Effective Time. Mr. Puthuff has been Chairman of Puthuff Littleton & Smith, Inc. (formerly Miller Puthuff Associates, Inc.), a sales/marketing representative for major accounts such as Kmart Corporation, for more than 20 years. Mr. Puthuff is also currently a director of General Energy Corp., and served briefly as director of International Consumer Brands, Inc.

Jerome S. Baron, Director. Mr. Baron has been a director of U.S. Communications, Inc. since December 1993 and a director of the Company since the Effective Time. Mr. Baron is President of Brean Murray & Co., Inc., a New York Stock Exchange and American Stock Exchange member firm. Mr. Baron is also a director of CAS Medical Systems, Inc., a public company engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal care market.

Salvatore T. DiMascio, Director. Mr. DiMascio became a director of the Company in July 1996. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm.
From June 1994 until June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a publicly held diversified gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. Mr. DiMascio is also a director of Fotoball U.S.A., a public company which develops and manufactures custom sports related products, and H.E.R.C. Products, Inc., a public company in the water treatment business. Mr. DiMascio is a certified public accountant.

Stephen E. Pazian, Director. Mr. Pazian became a director of the Company in December 1997. He is currently the Chief Executive Officer and President of Edison Enterprises, a division of Edison International engaged in the provision of various non-regulated products and services. From 1996 to 1997 Mr. Pazian was President of Ameritech Security Monitoring Services with responsibility for strategic management and business development. From 1988 to 1996 Mr. Pazian was an officer at Bell South Corporation, serving from 1989 to 1996 as President and Chief Executive Officer of MobileComm., Bell South's paging and voice-messaging company. From 1986 to 1988, Mr. Pazian was a Vice President, and then Executive Vice President, at Bell Atlantic Mobile Systems.
ITEM 11.  EXECUTIVE COMPENSATION
The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer of the Company and the one other executive officer whose compensation exceeded $100,000 ("named executive officers") during the fiscal year ended December 31, 1997.


Summary Compensation Table

                                                                                  Long-Term Compensation
                                                                        -------------------------------------
                                        Annual Compensation                   Awards              Payouts
                                ------------------------------------ -------------------------    -------
                                                        Other      Restricted    Securities                All
                                                        Annual        Stock      Underlying     LTIP      Other
Name and Principal                Salary     Bonus    Compensation    Awards     Options/SARs   Payouts  Compen-
Position                  Year     ($)        ($)         ($)          ($)            (#)         ($)     sation
------------------        ----    ------     ----      -----------   -------     -------------   ------  -------
Bruce A. Hahn (1)         1997     245,819     -         18,000         -            35,000        -         -
Chairman, President       1996     200,266     -         18,000         -             -            -         -
Chief Executive Officer   1995     158,000     -         18,000         -           118,437        -         -

Robert J. Kostrinsky (2)  1997     145,819     -          9,000         -             5,250        -         -
Executive Vice            1996     100,266     -         15,000         -             -            -         -
President, Chief          1995      75,000     -         12,000         -            59,217        -
Financial Officer

(1)  Salary payments include commissions paid pursuant to Mr. Hahn's employment agreement.
Such commissions totaled $45,819, $266 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.  Mr. Hahn has been Chairman and Chief Executive Officer of U.S.
Communications, Inc since its inception and assumed those positions with the Company upon completion of the Merger with Trinity on May 15, 1995.
(2)  Salary payments include commissions paid pursuant to Mr. Kostrinsky's employment agreement.  Such commissions totalled $55,819, $10,266 and $0 for the years ended December
31, 1997, 1996 and 1995, respectively.


The following table sets forth information concerning option grants and option holdings for the fiscal year ended December 31, 1997 with respect to the named executive officers.
Option/SAR Grants in Last Fiscal Year


                                % of Total                Potential Realizable Value
                        No. of    Options/                  at Assumed Annual Rates
                       Securities   SARs                         of Stock Price    Alternative
                       Underlying Granted to  Exercise or        Appreciation      to (f) & (g)
                        Options/  Employees  Base/Market        for Option Term  ---------------
                         SARs     in Fiscal    Price Expiration ---------------    Grant Date
     Name              Granted(#)    Year     ($/Sh)   Date       5%($)   10%($)  Present Value $
     (a)                 (b)         (c)       (d)     (e)         (f)     (g)         (h)
Bruce A. Hahn          35,000        6.7%   6.00/6.938  10/30/02  99,890   181,055    -

Robert J. Kostrinsky    5,350        1.0%   6.00/6.938  10/30/02  15,269    26,676     -




The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997 with respect to the named executive officers.



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                     Value
                                   Realized
                                    (Market
                                   price at                                  Value of Unexercised in-
                                   exercise                                  the-money options at FY-
                     Shares         less        Number of Securities           End (Market price of
                   acquired on     exercise     Underlying Unexercised       shares at FY-End ($7.00)
Name               exercise(#)     price ($)    Options at FY-End (1)        less exercise price)
----------------   -----------    ----------   --------------------------   ---------------------------
                                               Exercisable  Unexercisable   Exercisable  Unexercisable
                                               -----------  -------------   -----------  -------------
Bruce A. Hahn           -            -          153,437          -           $413,998         -

Robert J. Kostrinsky    -            -           59,752          -           $194,844         -



The Company made no Long-Term Incentive Plan Awards during the fiscal year ended December 31, 1997.

The Company has no defined benefit or actuarial plan.

The Company did not, during the fiscal year ended December 31, 1997, adjust or amend the exercise price of options previously awarded to the named executive officers.

Compensation Committee Interlocks and Insider Participation

Lawrence Burstein, a member of the Company's Compensation and Personnel Committee, until his resignation as a director in September 1997 was an executive officer of Trinity Six Inc. until the Merger in May 1995.

Compensation of Directors
Non-employee directors currently receive reimbursement of out-of-pocket expenses, for attendance at each meeting of the Company's Board and any committee meeting thereof not held in conjunction with a Board Meeting. Each non-employee director also receives an annual grant of non-qualified stock options to acquire shares of the Company's Common Stock in an amount to be determined each year by the entire Board of Directors. In 1997, each non-employee director received nonqualified five-year options to purchase 25,000 shares of Common Stock at exercise prices ranging from $4.25 to $6.25 per share.
Employment Contracts

As a condition to the Merger with Trinity Six Inc., Bruce A. Hahn entered into a three-year employment agreement with the Company, effective retroactively to January 1, 1995, and subsequently amended in January 1996, which provides for an annual base salary of $150,000 in 1995, increasing to $200,000 for 1996 and 1997. As additional compensation, Mr. Hahn is entitled to receive a commission for the calendar year ended December 31, 1996 of $1.00 per net wireless activation (as defined in the agreement ("NWA")) for NWAs in excess of the first 50,000 and $2.00 per NWA for each NWA in excess of 100,000, not to exceed $500,000 in that year. Mr. Hahn's additional compensation for the calendar year ending December 31, 1997 shall be computed in the same manner as that of calendar 1996, but with no limitation as to the aggregate amount of commissions payable to Mr. Hahn for that calendar year. Mr. Hahn receives a monthly car allowance of $1,500 and reimbursement of business expenses, and is eligible to participate in any Company sponsored benefit plans. Mr. Hahn also received five-year options, exercisable at $3.80 per share, to purchase an aggregate of 118,437 shares of the Company's Common Stock, vesting to the extent of 39,479 of such options on December 31, 1995, 1996 and 1997, respectively.
Robert Kostrinsky's employment agreement with the Company provides for an annual base salary of $75,000 in 1995, increasing to $90,000 for 1996 and 1997. As additional compensation, Mr. Kostrinsky is entitled to receive a commission for the year ended December 31, 1996 of $1.00 per NWA for NWAs in excess of the first 40,000 and $1.50 per NWA for each NWA in excess of 100,000 not to exceed $200,000 in that year. Mr. Kostrinsky's additional compensation for the calendar year ending December 31, 1997 shall be computed in the same manner as that of calendar 1996, but the aggregate amount of commissions payable to Mr. Kostrinsky for that calendar year shall not exceed $250,000. Mr. Kostrinsky receives a monthly car allowance of $750 and reimbursement of business expenses, and is eligible to participate in any Company sponsored benefit plans. Mr. Kostrinsky also received five-year options, exercisable at $3.80 per share, to purchase an aggregate of 59,217 shares of the Company's Common Stock, vesting to the extent of 19,739 of such options on December 31, 1995, 1996 and 1997, respectively.
The employment contracts of Messrs. Hahn and Kostrinsky terminated December 31, 1997 and are being renegotiated.

The Company has entered into a three year employment agreement with Mario Martinez which runs through July 31, 2000 and provides for an annual base salary of $175,000 in the first year, $200,000 in the second year and $225,000 in the final year. As additional compensation, Mr. Martinez is entitled to receive a bonus based on the number of Activations of cellular telephones (including PCS telephones) and pagers by subscribers to the Company's Ameritel services and by subscribers to the services of other carriers for which the Company acts as agent. For each of the three calendar years ending December 31, 1999, the bonus is $0.75 per Activation in excess of 50,000 Activations and $1.25 for each Activation in excess of 100,000 Activations for such year. The bonus in each year for paging Activations is $0.50 per Activation. The minimum bonus in each year is $25,000 and the maximum bonus payable is $350,000 in 1997, $700,000 in 1998 and $1,250,000 in 1999. Mr. Martinez also receives a monthly car allowance of $1,000 and is eligible to participate in any Company sponsored benefits plans. Mr. Martinez also received five-year options to purchase 325,000 shares of the Company's Common Stock at an exercise price of $3.50 share, of which options covering 150,000 shares became exercisable immediately and options covering 35,000 shares become exercisable on December 31, 1997. The options covering the remaining 140,000 shares become exercisable, in installments of 35,000 shares, on each of December 31, 1998, 1999, 2000 and 2001. Notwithstanding this vesting schedule, for each $2.00 price increase above the $3.50 exercise price of the options in the Company's Common Stock as reported on the Nasdaq National Market system, 20% of the not yet vested options will immediately become exercisable. As of March 24, 1998, 255,000 options are exercisable. In addition, provided he is employed by the Company in August 1, 1998 and August 1, 1999, Mr. Martinez is to receive on each date an option to purchase 25,000 shares of the Company's Common Stock, exercisable at a price equal to the last reported sale price of the Common Stock on such date. The agreement further provides for payment to Mr. Martinez, in the event of a change of control of the Company (as defined in the agreement) and the termination of Mr. Martinez' employment within six months prior to or two years following such change in control, of certain termination amounts based on his then current annual salary and bonuses earned prior to termination. In addition, any unvested stock options would vest immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth information as of March 24, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by
(i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                Number of Shares                 Percentage
of Beneficial Owner             Beneficially Owned (1)           of Class (2)
----------------------------------------------------------------------------
Bruce A. Hahn
6115A Jimmy Carter Blvd.
Norcross GA                      1,227,242 (3)                      11.3%
Edgar Puthuff                      210,520 (4)                       2.3%
Jerome S. Baron                    115,776 (5)                       1.9%
Salvatore T. DiMascio               52,000 (6)                        *
Stephen E. Pazian                   25,000 (7)                        *
Robert J. Kostrinsky               229,067 (8)                       2.1%
Basil H. Ford                       27,100 (9)                        *
Mario H. Martinez                  256,000 (10)                      2.3%
All directors and executive officers
as a group (eight persons)       2,142,705 (11)                     18.7%
---------------
 *  Less than 1%.
(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days of March 24, 1998.
(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.
(3) Includes 153,437 shares issuable upon the exercise of currently exercisable options at $3.80 per share (118,437 shares) and $6.00 per share (35,000 shares) and 110,000 shares held by members of Mr. Hahn's immediate family.
(4) Includes 93,743 shares issuable upon the exercise of currently exercisable options, at $4.25 (25,000 shares),$4.43 (39,479 shares), $6.00 (4,264) and
$8.25 (25,000 shares) per share; also includes 54,138 shares held by the Puthuff Littleton & Smith, Inc. Pension and Profit Sharing Plan, of which Mr. Puthuff is the trustee, and 20,000 shares issuable upon the exercise of currently exercisable options at $5.75 per share held by Puthuff Littleton & Smith, Inc., of which Mr. Puthuff is a principal.
(5) Includes 91,870 shares issuable upon the exercise of currently exercisable options, at $4.43 (39,479 shares), $4.25 (25,000 shares), $6.00 (2,391 shares) and $8.25 (25,000 shares) per share.
(6) Includes 50,000 shares issuable upon the exercise of currently exercisable options, at $4.25 (25,000 shares) and $6.75 (25,000 shares) per share.
(7) Includes 25,000 shares issuable upon the exercise of currently exercisable options, at $6.25 per share.
(8) Includes 64,567 shares issuable upon the exercise of currently exercisable options at $3.80 (59,217 shares) and $6.00 (5,350 shares) per share.
(9) Includes 10,000 shares issuable upon the exercise of currently exercisable options at $8.25 per share and 4,000 shares held by members of Mr. Ford's immediate family.
(10) Includes 255,000 shares issuable upon the exercise of currently exercisable options at $3.50 per share.
(11) Includes the shares described in footnotes (3) through (10) above.

VOTING AGREEMENT

Simultaneously with the consummation of the Merger on May 15, 1995, the Company's directors and executive officers and certain other stockholders entered into a voting agreement (the "Voting Agreement") which provides that, for a three-year period, each of the parties will use all reasonable efforts to cause management of the Company to nominate as directors of the Company one designee of the parties who were previously affiliates of Trinity and up to six designees of the other parties to the Voting Agreement and to vote their shares in favor of the election as directors of such designated nominees. This agreement terminates on May 15, 1998.

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 30, 1997, the Company's wholly owned subsidiary, Ameritel, and PaineWebber Incorporated ("PaineWebber"), an investment banking firm, entered into a letter agreement (the "PaineWebber Agreement") pursuant to which PaineWebber agreed to establish through October 1998 for Ameritel's account irrevocable standby letter of credit financing in the aggregate amount of up to $3.75 million for the purpose of enabling Ameritel to satisfy its security obligations under agreements with RadioShack and certain cellular service providers from whom it purchases cellular service for resale. Under the PaineWebber Agreement the Company is required to pledge, as a condition precedent to the issuance of any letter of credit by PaineWebber, such number of shares of the Company's common stock valued at $7.00 per share, as shall equal 125% of the principal amount of each letter of credit to be issued. The Agreement further requires the Company to replace any such pledged shares with cash, U.S. government obligations or other obligations guaranteed by the U.S. government in the amount of 125% of the aggregate principal amount of all outstanding letters of credit (i.e. up to $4,718,750) on or prior to the earlier to occur of the completion of the Company's pending private placement or January 30, 1998, which date has been orally extended. In addition, the Company and Ameritel executed guarantees of each other's obligations under the PaineWebber Agreement.

To provide the shares of Common Stock required to be pledged as collateral under the PaineWebber Agreement, the Company entered into an agreement dated as of October 30, 1997 with certain of the Company's stockholders (the "Stockholders") including Mr. Hahn, Mr. Kostrinsky and two of the Company's directors, under which the Stockholders agreed to deposit with the Company an aggregate of 545,045 shares of the Company's common stock owned by them for delivery, as and when needed, to PaineWebber. As consideration for this agreement, the Company agreed to issue to the Stockholders non-qualified five year options to purchase an aggregate of 54,505 shares of the Company's Common Stock at $6.00 per share.

As consideration to PaineWebber for providing the letter of credit financing, the Company issued to PaineWebber a five-year warrant to purchase up to 600,000 shares of the Company's Common Stock for investment at a purchase price of $6.00 per share. PaineWebber received certain registration rights for the for the Common Stock issuable upon exercise of the warrant.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
(a)(1)    FINANCIAL STATEMENTS
USCI, Inc.
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995
Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995.
Notes to Consolidated Financial Statements
(a)(2)    FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.
(b)	REPORTS ON FORM 8-K

On November 3, 1997, the Registrant filed a report on Form 8-K disclosing that it had retained an investment bank to act as agent with respect to a proposed private placement of $15 to $25 million of convertible preferred securities.
(c)	EXHIBITS

NUMBER    DESCRIPTION OF EXHIBIT

 3.1      Certificate of Incorporation of Trinity Six Inc.(1)
 3.2      Certificate of Amendment of Certificate of
          Incorporation of Trinity Six Inc. (4)
 3.2A     Certificate of Designation for Series A Convertible Preferred
          Stock (11)
 3.3      By-Laws of Registrant (1).
 4.1      Form of Certificate evidencing shares of Common
          Stock (5).
 4.4      Form of Representative's Warrant between the Registrant
          and Gaines, Berland, Inc. (1)
10.1      Amended and Restated 1992 Stock Option Plan (6).
10.1A     1997 Stock Option Plan. (7)
10.2 Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and
          Bruce A. Hahn (3).
10.2A     Amendment No. 1 to Employment Agreement, dated as of
          January 1, 1996, between U.S. Communications, Inc. and
          Bruce A. Hahn (7).
10.3 Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and Robert J.
          Kostrinsky (3)
10.3A     Amendment No. 1 to Employment Agreement, dated as of
          January 1, 1996, between U.S. Communications, Inc. and
          Robert J. Kostrinsky (7).
10.4 Employment Agreement dated August 1997 between the Registrant and Mario Martinez (11)
10.5      Lease for premises at 6140-C Northbelt Parkway,
          Norcross, Georgia 30017, as amended (3)
10.5A     Amendment No. 5 to Lease for premises at 6140 Northbelt
          Pkwy., Suites B, C & F and 6115 Jimmy Carter Blvd.,
          Suite A, Norcross, Georgia 30071 (7)
10.6      Agreement dated January 26, 1993 between U.S.
          Communications, Inc. and OfficeMax, Inc., as amended (3).
10.7      Agreement dated October 5, 1993 between U.S.
          Communications, Inc. and Kmart Corporation (3)
10.13     Employment Agreement dated June 10, 1996
          between U.S. Communications, Inc. and Basil H. Ford (7)
10.16     Agreement dated June 30, 1995 between U.S.
          Communications, Inc. and QVC, Inc. (5)
10.17     Agreement dated September 13, 1995 between
          U.S. Communications, Inc. and Montgomery Ward & Co., Inc.(5)
10.19     Agreement dated June 22, 1995 between U.S.
          Communications, Inc. and Meijer, Inc. (5).
10.20     Agreement dated October 18, 1995 between U.S. Paging
          Services, Inc. and Fingerhut Corporation (5).
10.21     Fourth Amendment to Lease for premises at 6140-C
          Northbelt Parkway, Norcross, Georgia 30017 (5)
10.22     Agreement dated June 19, 1995 between U.S.
          Communications, Inc. and GTE (7)
10.27     Agreement dated February 1996 between U.S. Paging
          Services, Inc. and American Drug Stores, Inc. (7)
10.28     Agreement dated October 1996 between Ameritel
          Communications, Inc. and GTE Mobilenet Service Corp. (7)
10.29*    Agreement between Ameritel Communications, Inc. and Sun
          Television and Appliances, Inc. dated August 29, 1997.(9)
10.30* Agreement between Ameritel Communications, Inc. and CompUSA dated September 30, 1997.(9)
10.31* Agreement between Ameritel Communications, Inc. and Cable & Wireless, Inc. dated September 1997 and Addendum No. 1 thereto dated October 15, 1997.(9)
10.32*    Agreement between Ameritel Communications, Inc. and
          RadioShack, a division of Tandy Corporation, effective as of October 1, 1997 and Amendment 1 thereto effective as of November 21, 1997.(9)
10.33*    Agreement between Ameritel Communications, Inc. and Ritz
          Camera Centers, Inc. dated November 21, 1997.(9)
10.34     Agreement between the Registrant and PaineWebber dated
          October 30, 1997.(9)
10.35 Stock Option Agreements dated as of October 30, 1997 with certain stockholders of the Registrant.(9)
10.36     Warrant Agreement dated October 30, 1997 between the
          Registrant and PaineWebber.(9)
10.37     Shareholder Collateral Agreement dated as of October 30,
          1997. (9)
10.38     Warrant issued by the Registrant to Alan R. Dresher.(9)
10.39     Promissory Note issued by the Registrant to Alan R.
          Dresher. (9)
10.40     Warrant issued by the Registrant to Decameron Partners.(9)
10.41     Promissory Note issued by the Registrant to Decameron
          Partners.(9)
10.42     Warrant issued by the Registrant to Alan Baron. (9)
10.43 Warrant dated February 2, 1998 issued by the Registrant to Decameron Partners, Inc.(10)
10.44     Warrant dated February 2, 1998 issued by the Registrant to
          Alan R. Dresher.(10)
10.45     Warrant dated February 2, 1998 issued by the Registrant to
          Alan Baron.(10)
10.46 Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/
          Naomi Bodner Partnership and Ace Foundation, Inc.(10)
10.47 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of George Karfunkel.(10)
10.48 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Michael Karfunkel.(10)
10.49 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Laura Huberfeld/Naomi Bodner Partnership.(10)
10.50 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Huberfeld Bodner Family
          Foundation, Inc.(10)
10.51     Warrant dated February 24, 1998 issued by the Registrant to
          George Karfunkel.(10)
10.52     Warrant dated February 24, 1998 issued by the Registrant to
          Michael Karfunkel.(10)
10.53     Warrant dated February 24, 1998 issued by the Registrant to
          Laura Huberfeld/Naomi Bodner Partnership.(10)
10.54 Warrant dated February 24, 1998 issued by the Registrant to Huberfeld Bodner Family Foundation, Inc.(10)
10.55     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of George Karfunkel.(10)
10.56     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of Ace Foundation.(10)
10.57     Warrant dated March 5, 1998 issued by the Registrant to Alan
          R. Dresher.(10)
10.58     Warrant dated March 5, 1998 issued by the Registrant to
          Bulldog Capital Management.(10)
10.59     Warrant dated March 5, 1998 issued by the Registrant to Alan
          Baron. (10)
10.60 Convertible Preferred Stock Purchase Agreement between the Registrant and JNC Opportunity Fund Ltd. dated March 24, 1998(11).
10.61 Registration Rights Agreement dated March 24, 1998 between the Registrant and JNC Opportunity Fund, Ltd. (11)
10.62     Escrow Agreement dated March 24, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (11)
10.63     Warrant dated March 24, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (11)
10.64     Warrant dated March 24, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (11)

11        Computation of Earnings per Share (11)
21.1      Subsidiaries of Registrant (11)
23.1      Consent of Arthur Andersen LLP (11)
27        Financial Data Schedule (11)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2)  Incorporated by reference to Exhibit C of Trinity's Proxy
Statement dated April 17, 1995.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 on Form S-4 (File
No. 33-88828).
(4)  Incorporated by reference to an Exhibit to the Registrant's
Transition Report on Form 10-K for the Transition Period from
October 1, 1994 to May 14, 1995.
(5) Incorporated by reference to an Exhibit filed as part of Post-Effective Amendment No. 1 on Form S-3 to the Registrant's
Registration Statement on Form S-1 on Form S-4 (File No. 33-88828).
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-16291).
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-37329).
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the period ended December 31, 1996.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(10) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(11)  Filed herewith.

* PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT

USCI, Inc.
and Subsidiaries
Consolidated Financial Statements
for the Years Ended December 31, 1997, 1996, and 1995
Together With
Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
USCI, Inc.:

We have audited the accompanying consolidated balance sheets of USCI, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiariesas of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has not yet obtained sufficient financing commitments to support the current or anticipated level of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including financing commitments obtained to date, are also described in Note 9. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Atlanta, Georgia
March 26, 1998

USCI, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


                                                             1997            1996
                                                          ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $731,500 in 1997 and $0 in 1996                 $ 1,105,530     $15,581,244
Accounts receivable--trade, net of allowances of
  $1,250,000 in 1997 and $437,000 in 1996                   4,895,952       2,581,251
Accounts receivable--other, net of allowances of
  $137,000 in 1997 and $0 in 1996                           1,102,084       1,680,112
Inventory                                                      25,458         351,652
Prepaid expenses                                              134,510          66,234
                                                          ------------    ------------
           Total current assets                             7,263,534      20,260,493

PROPERTY AND EQUIPMENT, net                                 3,422,476       4,829,621

OTHER ASSETS                                                2,908,037       1,304,868
                                                          ------------    ------------
                                                          $13,594,047     $26,394,982
                                                          ============    =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Notes payable                                          $  3,305,000     $         0
  Commissions payable                                       6,651,597       1,779,733
  Accounts payable                                          3,939,212       2,886,772
  Accrued expenses                                          4,315,161       1,015,583
  Promotional deposits                                      1,696,055       1,400,474
                                                          ------------    ------------
        Total current liabilities                          19,907,025       7,082,562
                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $.01 par value; 5,000 shares authorized,
  no shares issued or outstanding in 1997 and 1996                  0               0
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 10,267,309 shares issued at December 31,
  1997 and 10,225,746 shares issued at December 31, 1996        1,027           1,023
Additional paid-in capital                                 33,714,625      33,675,423
Warrants                                                    3,122,000               0
Accumulated deficit                                       (43,122,580)    (14,335,976)
Treasury stock, at cost, 5,500 shares in 1997 and 1996        (28,050)        (28,050)
                                                           ------------   -------------
     Total stockholders' (deficit) equity                  (6,312,978)     19,312,420
                                                           ------------   -------------
                                                          $13,594,047     $26,394,982
                                                          ============    =============

The accompanying notes are an integral part of these consolidated balance sheets.

USCI, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   1997              1996           1995
                                             --------------    --------------   -------------
REVENUES:
  Subscriber sales                           $   6,281,825     $      29,656     $         0
  Activation commissions                         2,993,483         4,991,461       4,305,217
  Other operating revenue                          536,582         2,052,050         451,932
                                             --------------    --------------    -------------
     Total revenues                              9,811,890         7,073,167       4,757,149
                                             ==============    =============     =============
COST OF SALES:
  Cost of subscriber sales                       3,375,004            11,362               0
  Cost of agency commissions                     1,357,121         3,519,394       3,111,946
  Cost of other operating revenue                  319,900            68,196          39,902
                                             --------------    --------------    -------------
     Total cost of sales                         5,052,025         3,598,952       3,151,848
                                             --------------    --------------    -------------
GROSS MARGIN                                     4,759,865         3,474,215       1,605,301

SELLING, GENERAL, AND ADMINISTRATIVE            18,967,189        12,128,111       4,907,527

SUBSCRIBER ACQUISITION AND PROMOTIONAL COSTS    12,385,662           114,986               0

RESTRUCTURING AND OTHER CHARGES (Note 6)         1,100,000                0                0
                                             --------------    --------------    -------------
OPERATING LOSS                                 (27,692,986)      (8,768,882)      (3,302,226)
                                             --------------    --------------    -------------
INTEREST (EXPENSE) INCOME:
  Interest income                                  353,187        1,001,337          276,770
  Interest expense and amortization of debt
   discounts and deferred financing costs       (1,446,805)         (16,168)        (415,920)
                                             --------------    --------------    -------------
     Total interest (expense) income            (1,093,618)         985,169         (139,150)
                                             --------------    --------------    -------------
LOSS BEFORE BENEFIT FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                      (28,786,604)      (7,783,713)      (3,441,376)
BENEFIT FOR INCOME TAXES                                 0                0                0
                                              -------------     -------------    -------------
LOSS BEFORE EXTRAORDINARY ITEM                 (28,786,604)      (7,783,713)      (3,441,376)
EXTRAORDINARY ITEM, loss on early
  extinguishment of subordinated debentures              0                0         (679,178)
                                              -------------    -------------    --------------
NET LOSS                                      $(28,786,604)    $ (7,783,713)     $(4,120,554)
                                              =============    =============    ===============
BASIC AND DILUTED LOSS PER SHARE:
  Loss before extraordinary item                    $(2.81)          $(0.76)          $(0.62)
Extraordinary item                                    0.00             0.00            (0.12)
                                              -------------    -------------    ---------------
Basic and diluted net loss per share                $(2.81)          $(0.76)          $(0.74)
                                              =============    =============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                             10,251,402       10,187,909        5,577,120
                                              =============    =============    ===============


The accompanying notes are an integral part of these consolidated statements.

USCI, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                       Common Stock       Additional

                                   --------------------   Paid-In                  Accumulated Treasury
                                   Shares      Amount     Capital       Warrants    Deficit     Stock        Total
                                   ---------   --------  ------------ ----------  ------------ ------  --------------
BALANCE, December 31, 1994         3,244,075   $   325   $ 2,071,845  $   60,000  $(2,431,709) $     0 $   (299,539)
Issuance of common stock and
warrants in connection with
issuance of subordinated
debentures                             5,925         6        26,244       2,500            0        0        28,750
Merger of Trinity Six, Inc. and
U.S. Communications, Inc.          3,030,278       297     9,377,495           0            0        0     9,377,792
Reclassification of common stock
subject to rescission             (3,250,000)     (325)  (10,829,159)          0            0        0   (10,829,484)
Sale of shares subject to
rescission                           528,229        53     1,758,950           0            0        0     1,759,003
Purchase of treasury stock                 0         0             0           0            0  (28,050)      (28,050)
Issuance of common stock upon
exercise of warrants                  87,525         8       312,718      (1,400)           0        0       311,326
Issuance of common stock from
call of Class A and
Class B warrants                   3,818,464       382    21,910,930    (61,100)            0        0    21,850,212
Net loss                                   0         0             0          0    (4,120,554)       0    (4,120,554)
                                   ----------    ------  ------------   ---------   -----------  ------- ------------
BALANCE, December 31, 1995         7,464,496       746    24,629,023          0    (6,552,263)  (28,050)  18,049,456

Exercise of stock options             39,479         4        37,311          0             0         0       37,315
Expiration of recession rights     2,721,771       273     9,086,056          0             0         0    9,086,329
Costs associated with prior
year stock offering                        0         0       (76,967)         0             0         0      (76,967)
Net loss                                   0         0             0          0    (7,783,713)        0   (7,783,713)
                                  ------------    ------  ------------   --------- -----------  ------- -------------
BALANCE, December 31, 1996        10,225,746     1,023    33,675,423          0   (14,335,976)  (28,050)  19,312,420

Exercise of stock options             41,563         4        39,202          0             0         0       39,206
Warrants issued in connection
with letter of credit                      0         0             0  1,243,000             0         0    1,243,000
Warrants issued in connection
with debt financings                       0         0             0  1,879,000             0         0    1,879,000
Net loss                                   0         0             0          0   (28,786,604)        0  (28,786,604)
                                 ------------    ------  ------------   ---------   -----------  ------- ------------
BALANCE, December 31, 1997        10,267,309    $1,027   $33,714,625 $3,122,000  $(43,122,580) $(28,050) $(6,312,978)
                                 ===========    =======  =========== =========== ============= ========= ============

The accompanying notes are an integral part of these consolidated statements.

USCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                        1997             1996                1995
                                                    -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(28,786,604)     $ (7,783,713)     $ (4,120,554)
                                                    -------------     -------------     -------------
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        2,404,065         1,555,807           844,839
  Amortization of discount on notes payable            1,184,000                 0                 0
  Amortization of deferred financing costs               207,000                 0                 0
  Provision for losses on accounts receivable            950,351           253,029           170,055
  Loss on disposal of fixed assets                             0            74,150                 0
  Extraordinary item--loss on early extinguishment
   of debentures                                               0                 0           679,178
  Restructuring and other special charges              1,100,000                 0                 0
  Changes in operating assets and liabilities:
    Accounts receivable:
      Trade                                           (3,777,701)       (1,326,509)       (1,129,175)
      Other                                              441,028        (1,084,941)         (459,507)
    Inventory                                            326,195          (351,652)                0
    Prepaids and other assets                             96,024          (687,549)           97,663
    Commissions payable                                4,871,864           526,946           337,364
    Accounts payable and accrued expenses              4,302,018         2,430,163           649,990
    Promotional deposits                                 295,581         1,115,874           201,998
                                                     ------------      ------------      -------------
        Total adjustments                             12,400,425         2,505,318         1,392,405
                                                     ------------      ------------      -------------
        Net cash used in operating activities        (16,386,179)       (5,278,395)       (2,728,149)
                                                     ------------      ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including capitalized and
   purchased software                                 (2,128,741)       (4,028,898)       (2,512,170)
                                                     ------------       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable                          4,000,000                 0         9,377,792
  Proceeds realized through merger with Trinity
    Six, Inc., net of costs                                    0                 0           100,000
  Repayment of subordinated debentures                         0                 0        (3,450,000)
  Exercise of stock options                               39,206            37,315                 0
  Issuance of stock upon exercise of warrants                  0                 0        22,161,538
  Purchase of treasury stock                                   0                 0           (28,050)
  Cost associated with prior year stock offering               0           (76,967)                0
                                                    -------------      ------------      -------------
        Net cash provided by (used in)
         financing activities                          4,039,206           (39,652)       28,161,280
                                                    -------------     --------------     -------------
NET (DECREASE) INCREASE IN CASH                      (14,475,714)       (9,346,945)       22,920,961

CASH AND CASH EQUIVALENTS, beginning of year          15,581,244        24,928,189         2,007,228
                                                    -------------     -------------     ---------------
CASH AND CASH EQUIVALENTS, end of year              $  1,105,530       $15,581,244       $24,928,189
                                                    =============     =============      ==============
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $          0       $         0       $   276,770
                                                    =============     ==============     ==============
  Financing activities:
    Reclassification of 2,721,771 shares of
    common stock that were previously
    subject to rescission                           $           0     $  9,086,329       $         0
                                                    =============     =============     ===============
  Warrants issued in connection with
  letter of credit                                  $   1,243,000     $           0      $          0
                                                    =============     ==============     ===============
Warrants issued in connection with
  debt financings                                   $   1,879,000     $           0      $          0
                                                    =============     ==============     ==============

The accompanying notes are an integral part of these consolidated statements.

USCI, INC.
AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996, AND 1995

1.     NATURE OF BUSINESS

Trinity Six, Inc. ("Trinity") was incorporated in the state of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination with an operating business. All activity of Trinity since incorporation related to its formation, fund-raising, and search to effect a business combination. In 1993, Trinity received net proceeds of $9,981,000 (after deduction of underwriting and offering expenses) from an offering of 1,916,667 units, each of which consisted of one share of Trinity's common stock and two redeemable warrants.

On May 15, 1995, Trinity completed a merger (the "Merger") with U.S. Communications, Inc., a privately held Delaware company incorporated in 1991. Under the terms of the Merger each outstanding share of U.S. Communications, Inc. stock was exchanged for approximately .79 share of Trinity stock. In connection therewith, Trinity issued 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's certificate of incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. All references to the "Company" include U.S. Communications, Inc. and its subsidiaries prior to the Merger and USCI, Inc. and its subsidiaries subsequent to the Merger. The Merger has been accounted for as a recapitalization of U.S. Communications, Inc. All costs incurred in connection with the Merger in 1995 were charged to equity as a reduction of additional paid-in capital. Such costs amounted to $596,290.

Prior to the fourth quarter of 1996, the Company was a nationwide agent for companies providing cellular and paging communication services. The Company offered the services of a particular carrier at client customers throughout the United States and Puerto Rico. The Company's contracted retail clients serve to solicit orders for cellular telephone and pager activations at client store locations and provide credit approvals if necessary. The Company provided the order processing and credit approval services for the carriers under agreements with terms ranging from one to three years with automatic renewals.

Beginning fourth quarter of 1996, the Company began reselling cellular and paging services to subscribers via reselling agreements with carriers through its wholly-owned subsidiary, Ameritel Communications, Inc. The subscribers are obtained through existing retail channels and through new "store within a store" kiosks that stock and sell products to the consumer.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation .



REVENUE RECOGNITION
Revenues from subscriber sales are recorded for charges to customers for monthly access, cellular and paging airtime, roaming and long distance as such services are rendered.

The Company recognizes an activation commission pursuant to the activation of cellular and paging devices with a contracted carrier at a contracted amount per activation. The Company simultaneously recognizes a related commission pass-through expense at a contracted amount per activation.
The Company reserves a portion of these commission revenues for estimated chargebacks to the Company arising from deactivations of cellular and paging devices by customers during specified contract periods. This reserve is reflected as a reduction of trade accounts receivable in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS
The Company considers all higher liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 was $731,500 of certificates of deposit restricted to cover letters of credit required as security by cellular carriers.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are five years for equipment and furniture and fixtures and the shorter of the useful life or lease term for leasehold improvements. Property and equipment, at cost, consist of the following at December 31, 1997 and 1996:

                                       1997                 1996
                                    ----------          -----------
Equipment                           $3,282,023          $2,880,169
Furniture and fixtures                 212,408             187,424
Promotional displays                 3,578,002           2,945,199
Leasehold improvements                 644,573             693,524
                                    -----------         ------------
                                     7,717,006           6,706,316
Less accumulated depreciation       (4,294,530)         (1,876,695)
                                    -----------         ------------
   Property and equipment, net      $3,422,476          $4,829,621
                                    ===========         ============

Promotional displays consist of freestanding structures at retail locations that house an automatic dial phone, cellular and paging information which aids in attracting and assisting customers selecting cellular and paging service, and fax machines at selected locations. The Company retains ownership of the promotional displays and capitalizes the displays at cost. The displays are depreciated using the straight-line method over three years. The Company capitalized $354,987 and $1,842,090 for promotional displays in the years ended December 31, 1997 and 1996, respectively, and depreciation expense on the promotional displays was $734,096, $728,105 and $151,959 in 1997, 1996 and 1995, respectively.
Additionally, during 1997 the Company recorded a write-down of promotional displays of $400,000 in connection with the Company's review of its agency assets (Note 6).

OTHER ASSETS
Other assets at December 31, 1997 and 1996 consisted of the following:

                                           1997              1996
                                        ----------        -----------
Systems development costs and
    purchased software, net             $1,480,817        $1,135,810
Deferred financing costs (Note 5)        1,036,000                 0
Deposits                                   233,534            39,058
Deferred costs                             141,537           130,000
Other                                       16,149                 0
                                        -----------       -----------
                                        $2,908,037        $1,304,868
                                        ===========       ===========

Systems development costs include capitalized costs of internally generated software for internal use relating to the Company's cellular activation system network projects. The capitalized amounts consist of costs incurred after the design phases of the software projects are complete and technological feasibility has been determined based on a detailed system design. Systems development costs and purchased software are amortized on a straight-line basis over the estimated remaining economic life of the software of five years. Amortization expense was $386,522, $218,354, and $91,824 in 1997, 1996, and 1995, respectively. As of December 31, 1997 and 1996, accumulated amortization was $750,511 and $363,989, respectively .

PROMOTIONAL DEPOSITS
Promotional deposits consist of obligations to various retailers to provide partial reimbursement of advertising costs. Such obligations generally require the retailer to seek USCI, Inc. approval of the advertisement prior to placement.

RESEARCH AND DEVELOPMENT
Costs incurred on research and development activities related to internally developed software before technological feasibility has been determined are expensed as incurred. Research and development expense included in selling, general, and administrative expenses was $129,592, $110,222, and $87,062 for the years ended December 31, 1997, 1996, and 1995, respectively.

SUBSCRIBER ACQUISITION AND PROMOTIONAL COSTS
Subscriber acquisition costs and promotional costs include costs incurred to acquire subscribers, including commissions, discounts given to consumers for reduced airtime and other promotions, and advertising.

NET LOSS PER SHARE
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company has adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share are based on the weighted average number of shares outstanding. For 1996 and 1995, weighted average shares include shares that were subject to recision (Note 5). Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and warrants (using the treasury stock method). For all periods presented, outstanding options and warrants have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS
The Company periodically evaluates the carrying values of its long-lived assets, such as property and equipment and systems development costs, to determine whether any impairments are other than temporary. Management believes the long-lived assets in the accompanying balance sheets are appropriately valued.

SIGNIFICANT CONCENTRATIONS
Certain customers made up greater than 10% of the Company's total revenues during 1997, 1996, and 1995. During 1997, one customer accounted for 57% of activation commission revenues, or 17% of total revenues.
Additionally, for the year ended December 31, 1997, approximately 60% of subscriber revenue was attributable to one merchandiser's activations with the Company. The Company has a contractual relationship with the merchandiser, which may be terminated by either party upon giving 90 days notice. Termination of this relationship could have a material adverse impact on the Company's ability to expand its subscriber base. Furthermore, a substantial portion of the merchandisers activations relate to subscribers located in one metropolitan area. At December 31, 1997, receivables from subscribers in that metropolitan area approximated 22% of total trade receivables. During 1996, two customers accounted for 22% of total revenues. During 1995, one customer accounted for 32% of the Company's total revenues.

NEW ACCOUNTING PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under
SOP 98-1, computer software costs incurred in the preliminary project stage are expensed as incurred. Additionally, specified upgrades and enhancements may be capitalized; however, external costs related to maintenance, unspecified upgrades, and enhancements should be recognized as expense over the contract period on a systematic basis. Internal costs incurred for maintenance should be expensed as incurred. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. In the opinion of management, the adoption of SOP 98-1 will not have a material effect on the Company.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year presentation.

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

4.     NOTES PAYABLE

On November 18, 1997, the Company obtained an unsecured loan in the amount of $4,000,000 from two individuals, both of whom are also company stockholders. The loan bears interest at 8.5% per annum and was payable on December 31, 1997. As additional consideration for the loan, the Company issued to each of the lenders a five-year warrant exercisable to purchase up to 400,000 shares of common stock at an exercise price of $6.00 per share. On December 30, 1997, the Company issued to each of the lenders an additional five-year warrant to purchase 200,000 shares of common stock at $6.00 per share in consideration of the lenders' extension of the due date of the loans until January 31, 1998. The Company also agreed that for each share of common stock acquired upon the exercise of the warrants ("Primary Warrants"), the Company will issue an additional warrant ("Secondary Warrants") to purchase one share of common stock at an exercise price equal to (a) the conversion price of the Company's convertible preferred stock being offered in a pending private placement, or (b) $7 if the private placement has not been completed. The Company further agreed to issue additional warrants to purchase 400,000 shares of Common Stock on these same terms and conditions, for each month or portion thereof in which the indebtedness to the lenders remains unpaid after January 31, 1998.

The values of the warrants issued in November and December were determined to be $1,184,000 and $695,000, respectively, based on the relative fair value of the warrants to the debt. A corresponding amount of the proceeds that has been allocated to the warrants has been accounted for as a debt discount and is being amortized over the life of the related debt. At December 31, 1997, the unamortized debt discount amounted to $695,000.

RESTATED NOTES AND DEBT ISSUED SUBSEQUENT TO YEAR END
On January 31, 1998, pursuant to the terms of the above agreement, the Company issued warrants to purchase an additional 400,000 shares of common stock. On February 24, 1998, the 1,600,000 warrants issued in November 1997, December 1997 and January 1998 together with the $4,000,000 in notes payable were cancelled and rescinded. Concurrently, the Company issued $4,000,000 in restated notes ("Restated Notes") along with 1,600,000 Primary and Secondary Warrants each with an exercise price of $5.00 per share. The Restated Notes mature August 1, 1998 ("Maturity") and bear interest at 8%, payable at Maturity. In addition, the Company sold additional notes ("New Notes") in the amount of $1,500,000. The New Notes also mature August 1, 1998 ("Maturity"), but bear interest at 10%. The Restated Notes and the New Notes are hereafter referred to as the "Notes". In the event the Notes are not paid in full by Maturity, the Notes begin accruing interest at 15% and become convertible into shares of the Company's Common Stock at the lesser of $5.00 per share or 80% of the average closing price during the five days of trading prior to the conversion.

In addition to the 1,600,000 Primary and Secondary Warrants issued with the Restated Notes, the Company has agreed, for each month or portion thereof, from March 1, 1998 until all principal and interest due under the Restated Notes are paid in full, to issue 100,000 Primary Warrants for each $1,000,000 principal amount outstanding under the Restated Notes.
The Company also agreed to include the shares of common stock issuable upon the exercise of the Primary Warrants, Secondary Warrants and upon conversion of the Notes (in the event the Notes are not paid by Maturity) in a registration statement to be filed for the purpose of permitting the resale of such shares. If the registration statement is not declared effective by the Securities and Exchange Commission ("Effective Date") by June 30, 1998 or September 30, 1998, then the interest rate under the unpaid Notes increases to 18% and 24%, respectively, until the Effective Date.

On January 2, 1998 and January 5, 1998, the Company obtained two unsecured loans, each in the amount of $250,000. Each loan bears interest at 10% per annum and is payable upon the earlier to occur of February 28, 1998 or the completion of a pending private placement of convertible preferred stock. In connection with the issuance of the loans, the Company issued to each party five-year warrants to purchase 75,000 shares of common stock at $6.00 per share. In addition, the Company issued five-year warrants to purchase 25,000 shares of common stock to a related party as a finder's fee. Additionally, the lender of one of the $250,000 loans is a related party. On February 2, 1998, the Company issued two additional five-year warrants to purchase 50,000 shares of common stock at $6.00 per share in consideration of the lenders' extension of the due dates to February 28. The loans were paid in full with the proceeds of the March 5, 1998 equity offering (Note 5). The Company also issued a five-year warrant to purchase 25,000 shares of common stock at $6 per share to a related party as consideration for assistance in obtaining the extension of the loans.

5 .     STOCKHOLDERS' (DEFICIT) EQUITY

PRIVATE PLACEMENT DEBT AND EQUITY OFFERINGS
On March 16, 1994, the Company authorized a private placement of 20 units, each consisting of one $100,000 10% subordinated debenture (the "Debentures") and 3,950 shares of common stock. On November 14, 1994, the Company authorized an additional private placement up to 25 units, each unit to consist of one $100,000 Debenture, 5,925 shares of common stock, and warrants to purchase 3,950 shares of common stock at any time during the two-year period commencing November 15, 1994 at a price of $3.80. During 1994, the Company received gross proceeds of $3,350,000 in three tranches from the sale of 33.5 units of the Debentures. On January 6, 1995, the Company received gross proceeds of $100,000 from the sale of the remaining unit of the placement authorized by the Company on November 14, 1994. Pertinent details relating to the sale of these units are as follows:

<CAPTIOM>
                                           April     August   December   January
                                            1994      1994       1994      1995
                                         --------   --------  --------- ---------
Number of units sold                            5       4.5          24         1

Face value of debentures sold            $500,000  $450,000  $2,400,000  $100,000
Number of shares of common stock issued    19,750    26,663*    142,200     5,925
Number of warrants issued to
  purchase one share of common  stock           0    17,775*     94,800     3,950
Exercise price per share of
  warrants issued                            N/A      $3.80*      $3.80     $3.80
Allocation of proceeds:
  Debentures, net of discount            $387,500  $348,750  $1,710,000  $ 71,250
  Common stock                            112,500   101,250     630,000    26,250
  Warrants                                      0         0      60,000     2,500
                                         --------- --------- ----------- ----------
                                         $500,000  $450,000  $2,400,000  $100,000

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

EQUITY OFFERINGS SUBSEQUENT TO YEAR-END
On March 5, 1998, the Company, in two private transactions, sold 423,913 shares of common stock at a purchase price of $5.75 per share and issued five-year warrants to purchase 42,391 shares of common stock at an exercise price of $7.19 per share. As consideration for these transactions, the Company agreed to pay $170,625 and issue a five-year warrant to purchase 42,391 shares of common stock at $7.19 per share to a related party as a finder's fee. A portion of the proceeds were used to pay $500,000 in notes payable issued January 2, 1998 and January 5, 1998 (Note 4).

On March 24, 1998, the Company entered into an agreement for the private placement of up to $15,000,000 in convertible preferred stock, of which $5,000,000 was currently provided to the Company for the first tranche.
The remaining two tranches are scheduled to be provided in the second and third quarters of 1998 based on the Company meeting certain conditions, including effecting a registration statement of the underlying common stock and maintaining a minimum trading price of the Company's common stock. The holder of the convertible preferred securities are entitled to dividends at a rate of 6% per annum, payable quarterly in cash or registered common stock. All outstanding principal and accrued dividends may be converted into the Company's common stock at the lower of 120% of the average closing price for five days immediately preceding the conversion notice or 85% of the average of the three lowest closing prices of the common stock for the 25 trading days preceding the conversion notice, and automatically converts three years from issuance.
Additionally, the holder is entitled to one warrant for every eight shares of common stock that are issuable pursuant to the conversion feature. The exercise price of each warrant is 120% of the average closing price for five days immediately preceding the closing date. The securities are mandatorily redeemable by the Company upon the occurrence of certain events, primarily the failure to effect a registration statement. In connection with the financing, the Company paid a finder's fee of $500,000 and issued five-year warrants to purchase 62,500 shares of common stock at an exercise price of $6.89 per share.

STOCK OPTIONS
The Company's 1992 Stock Option Plan (the "1992 Plan"), as amended, provides for the issuance of up to 750,000 incentive and nonqualified stock options to key employees and nonemployee directors. In March 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which also provides for the issuance of up to 750,000 incentive and nonqualified stock options. The 1992 Plan and the 1997 Plan are hereafter referred to as the "Option Plans."

Options are granted at an exercise price which is not less than fair value as estimated by the board of directors and become exercisable as determined by the board of directors, generally over a period of four to five years. Options granted under the Option Plans expire ten years from the date of grant. At December 31, 1997, options to purchase 315,411 of shares of common stock were available for future grant under the Option Plans.

Additionally, the Company grants options outside of the Option Plans to nonemployee directors, employees, and consultants. During 1997, 1996, and 1995, the Company granted 54,505, 0, and 189,479 options, respectively, outside the Option Plans.

In June 1995, the Company granted a five-year option to acquire 50,000 shares of the Company's common stock at an exercise price of $5.75 per share to one of the Company's sales organizations whose chairman also serves as a director of the Company.

Transactions related to stock options for each of the three years in the period ended December 31, 1997 are as follows:

                                                        Weighted Average
                                                Shares   Exercise Price
Options outstanding at December 31, 1994        225,030     $4.31
  Granted                                       586,873      5.29
                                               ---------    ------
Options outstanding at December 31, 1995        811,903      4.68
  Granted                                       380,000      7.12
  Forfeited                                    (189,219)     5.68
  Exercised                                     (39,479)     0.95
                                              ----------    ------
Options outstanding at December 31, 1996        963,205      5.58
  Granted                                       701,005      4.46


  Forfeited                                    (117,200)     6.45
  Exercised                                     (40,579)     1.00
                                              ----------    ------
Options outstanding at December 31, 1997      1,506,431      5.13
                                              ==========
Exercisable at December 31, 1997                855,425      5.02
                                              ==========

The following table summarizes information about stock options outstanding at December 31, 1997:


                      Options Outstanding        Options Exercisable
                  _____________________________  ___________________
                                     Weighted
                            Weighted  Average             Weighted
  Range of                  Average  Remaining            Average
  Exercise        Number   Exercise Contractual  Number   Exercise
   Prices        of Shares   Price     Life     of Shares  Price
------------     --------- -------- ----------- --------- ---------
$0.95-$ 3.49       25,700    $2.94     4.33       1,900    $2.94
$3.50-$ 4.60      741,247     3.83     2.75     473,541     3.82
$5.00-$ 6.75      539,484     5.86     3.23     294,984     6.06
$7.50-$ 8.25      185,000     8.14     5.73      79,000     8.07
$9.50-$10.13       15,000     9.92     1.61       6,000     9.92
                ----------                      -------
                1,506,431     5.13     3.30     855,425     5.02
                ==========                      =======


The Company accounts for the stock purchase and stock option plans under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with additional disclosure that shows what the Company's net income and earnings per share would have been using the compensation model under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                            1997       1996       1995
                          --------   --------   --------
Risk-free interest rate     6.18%      6.16%      6.62%
Expected dividend yield     0.00       0.00       0.00
Expected lives            5 years     5 years   5 years
Expected volatility          50%        50%        50%


The total values of the options granted during the years ended
December 31, 1997, 1996, and 1995 were computed as approximately
$1,346,000, $1,301,000, and $517,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1997, 1996, and 1995 would have been as follows:

                                        1997          1996          1995
                                   -------------  ------------  ------------
Net income:
 As reported                       $(28,786,604)  $(7,783,713)  $(4,120,554)
  Pro forma                         (30,128,120)   (8,224,453)   (4,321,674)
Basic and diluted loss per share:
  As reported                            $(2.81)       $(0.76)       $(0.74)
  Pro forma                               (2.94)        (0.81)        (0.77)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

LETTER OF CREDIT WARRANT
On October 30, 1997, the Company and an investment banking firm entered into a letter-of-credit agreement (the "LOC Agreement") pursuant to which the investment banking firm agreed to establish irrevocable standby letters of credit of up to $3,750,000 for the purpose of enabling the Company to satisfy its security obligations under certain client and carrier arrangements. Under the LOC Agreement, the Company was required to pledge shares of the Company's common stock which, at that time, equaled 125% of the principal amount of each letter of credit to be issued. The agreement further requires the Company to replace any such pledged shares with cash, U.S. government obligations or other obligations guaranteed by the U.S. government on or prior to the earlier to occur of the completion of a pending private placement of convertible preferred stock or January 30, 1998.

To provide the shares of common stock required to be pledged as collateral under the LOC Agreement, the Company entered into an agreement with certain of the Company's officers, directors, and other stockholders (the "Stockholders"), under which the Stockholders agreed to deposit with the Company an aggregate of 545,045 shares of the Company's common stock. As consideration for this agreement, the Company agreed to issue to the Stockholders nonqualified options to purchase an aggregate of 54,505 shares of the Company's common stock at $6.00 per share.

As consideration to the investment banking firm for providing the letter-of-credit financing, the Company issued a five-year warrant to purchase up to 600,000 shares of the Company's common stock at a purchase price of $6.00 per share. The investment banking firm received certain registration rights for the common stock issuable upon exercise of the warrant.

The fair value of the warrant was determined to be $1,243,000 using a Black-Scholes pricing model. A corresponding amount has been accounted for as deferred financing costs and is being amortized over the life of the letter of credit of one year. At December 31, 1997, $1,036,000 of deferred financing costs were included in other assets .

6.     RESTRUCTURING AND OTHER SPECIAL CHARGES

During 1997, the Company implemented its change in business strategy from being a cellular activation agent to a nonfacilities based cellular provider. In connection with the change in business strategy, the Company reviewed all assets associated with the agency business for possible impairment. Accordingly, the Company has recorded restructuring and other nonrecurring charges of $1,100,000 in the year ended December 31, 1997. This charge included a write-down of displays to estimated fair value, shutdown costs associated with the closing of its Interactive Display Technologies, Inc. subsidiary, and a write-off of a portion of agency receivables which has been deemed uncollectible.

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

Assuming the occurrence of such violation, each U.S. Communications, Inc. stockholder would have a statutory right of rescission, exercisable for a period of one year from when the violation was, or reasonably should have been, discovered, but in no event longer than three years after the common stock was bona fide offered. The exercise of such rescission right by a stockholder may require the Company upon tender of the Company's common stock acquired by the stockholder, as a consequence of the Merger, to return the tendering stockholder's U.S. Communications, Inc. common stock or, alternatively, to pay such stockholder a cash sum equal to the consideration paid by such stockholder for the Company's common stock with interest thereon, less the amount of any income received thereon (the "Contingent Liability"). Accordingly, on December 31, 1995, the Company recorded this stockholders' Contingent Liability as a liability until the rescission period expired during 1996, at which time the remaining Contingent Liability was reclassified to equity.

OPERATING LEASE COMMITMENTS
The Company leases certain office space, telecommunications and office equipment, and space under noncancelable operating leases. At
December 31, 1997, future minimum lease payments under noncancelable operating leases are as follows:

         1998            $420,549
         1999             306,326
         2000              11,700
         Thereafter             0
                         --------
                         $738,575
                         ========

The expenses for operating leases were $317,138, $144,456, and $80,862 for the three years ended December 31, 1997, 1996, and 1995, respectively.

EMPLOYEE AGREEMENT
In August 1997, a president was hired under a three-year employment agreement which, in the event of termination by the Company without cause, entitles the individual to immediate vesting of all options granted plus the lesser of a six-month severance or the remainder of the contractual salary.

EMPLOYEE BENEFITS
The Company does not provide postretirement or postemployment benefits to its employees, nor does the Company offer company-sponsored savings or pension plans.

8.     INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return.
At December 31, 1997 and 1996, the Company had net operating loss carryforwards totaling approximately $37,929,000 and $12,655,000, respectively, which expire at various times beginning in 2006. Due to the operating losses since inception, a valuation allowance has been provided against the entire amount of its net operating loss carryforwards and other net deferred tax assets. A portion of the net operating loss carryforwards is subject to substantial limitation due to the change of control of the Company (Note 1).

The components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                        1997             1996

Accrued expenses                 $      809,000     $   357,000
Accounts receivable allowance           961,000         170,000
Capitalized software costs              211,000          93,000
Net operating loss carryforwards     14,754,000       4,936,000
                                 --------------     -------------
   Total deferred tax asset          16,735,000       5,556,000
Valuation allowance                 (16,735,000)     (5,556,000)
                                ----------------    -------------
                                $             0     $         0
                                ===============     =============

A reconciliation of income tax benefit at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying consolidated statements of operations is as follows:

                                         1997          1996           1995
                                    -------------  ------------  -------------

Benefit at federal statutory rate   $(10,075,000)  $(2,724,000)  $(1,442,000)
State income tax benefit, net of
  federal benefit                     (1,123,000)     (311,000)     (165,000)
Entertainment expenses                    19,000        14,000         9,000
                                    -------------  ------------  -------------
                                     (11,179,000)   (3,021,000)   (1,598,000)
Valuation allowance                   11,179,000     3,021,000     1,598,000
                                   --------------  -----------   -------------
Provision for income tax           $           0   $         0   $         0
                                   ==============  ============  =============

9.     OPERATIONS AND LIQUIDITY

The Company, which has never operated at a profit, has experienced increasing losses since its inception in 1991. Such losses aggregated approximately $28.8 million, $7.8 million, and $4.1 million for the years ending December 31, 1997, 1996, and 1995, respectively, and are continuing. Additionally, at December 31, 1997, the Company had an accumulated deficit of approximately $43.1 million and a working capital deficit of $12.6 million.

The Company expects to continue to incur losses in the near future, principally attributable to the Company's intended expansion of its wireless communication reseller operations. There can be no assurance that the Company's existing retail mass merchandisers will expand their use of the Company's services, that the Company will obtain additional subscribers, that the Company will successfully develop as a reseller of wireless communications services, or that the Company will achieve profitability in the future.

The success of the Company's reseller expansion plan is subject to a number of risks. This includes its ability to negotiate additional reseller agreements on commercially reasonable terms, the increasingly competitive nature of the wireless telecommunications industry, the possible eventual elimination of the obligation of facilities-based wireless carriers to make their services available for resale, and the overall effects of the trend toward deregulation of the telecommunications industry.

The Company will require substantial financing for working capital to operate its proposed expanded reseller operations for a significant period of time until profitability is achieved, if ever. In addition to the March 1998 equity and debt offering discussed in Note 5, the Company is in current negotiations to raise equity capital sufficient to meet its current and anticipated level of operations. However, the Company has no firm commitments for such financing, and accordingly, the availability of such financing on terms acceptable to the Company is not assured.
The above factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

               USCI, INC.

               By:     /s/ Bruce A. Hahn
                    Bruce A. Hahn, Chairman,
                    Chief Executive Officer



               By:    /s/ Robert J. Kostrinsky
                    Robert J. Kostrinsky,
                    Chief Financial Officer

March 31, 1998


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

               By:    /s/ Stephen Pazian
                    Stephen Pazian, Director

               By:    /s/ Edgar Puthuff
                    Edgar Puthuff, Director

               By:    /s/ Salvatore T. DiMascio
                    Salvatore T. DiMascio, Director


March 31, 1998