Form 10-Q
period 1998-03-31
USCI INC
filed 1998-05-15
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

As of May 13, 1998, 10,692,513  shares of $.0001 par value
Common Stock were outstanding

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of March 31, 1998 and December 31, 1997        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month period ended
                           March 31, 1998 and March 31, 1997              4

                           Condensed Consolidated Statements of Cash
                           Flows for the Three months ended
                           March 31, 1998 and March 31, 1997              5

                           Notes to Condensed Consolidated
                           Financial Statements                           6-7

        Item 2             Management's Discussion and Analysis of        8-14
                           Financial Condition and Results of
                           Operations for the Three months ended
                           March 31, 1998 and March 31, 1997

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities                            15
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information                                15
        Item 6             Exhibits and Reports on Form 8-K                16-17

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31          December 31
                                                            1998              1997*
                                                         (unaudited)
                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $648,193 in 1998 and $731,500 in 1997           $ 2,439,513     $ 1,105,530
Accounts receivable--trade, net of allowances of
  $1,750,000 in 1998 and $1,250,000 in 1997                 9,234,050       4,895,952
Accounts receivable--other, net of allowances of
  $107,000 in 1998 and $137,000 in 1997                       861,822       1,102,084
Inventory                                                       2,926          25,458
Prepaid expenses                                               62,726         134,510
                                                          ------------    ------------
           Total current assets                            12,601,037       7,263,534
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, net                                 2,992,645       3,422,476
OTHER ASSETS                                                2,656,811       2,908,037
                                                          ------------    ------------
  Total Assets                                            $18,250,493     $13,594,047
                                                          ============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                          $  4,571,000     $ 3,305,000
  Commissions payable                                       9,383,408       6,651,597
  Accounts payable                                          7,051,142       3,939,212
  Accrued expenses                                          4,610,272       4,315,161
  Promotional deposits                                      1,496,055       1,696,055
                                                          ------------    ------------
        Total current liabilities                          27,111,877      19,907,025
                                                          ------------    ------------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 500 shares issued at
  March 31, 1998 and no shares issued at
  December 31, 1997                                                 5               0
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 10,692,513 shares issued at March 31,
  1998 and 10,267,309 shares issued at December 31,
  1997                                                          1,070           1,027
Additional paid-in capital                                 40,455,858      33,714,623
Warrants                                                    5,391,000       3,122,000
Accumulated deficit                                       (54,681,267)    (43,122,578)
Treasury stock, at cost, 5,500 shares in 1998 and 1997        (28,050)        (28,050)
                                                           ------------   -------------
     Total stockholders' deficit                           (8,861,384)     (6,312,978)
                                                           ------------   -------------
  Total liabilities and stockholders' deficit             $18,250,493     $13,594,047
                                                          ============    =============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.
                                3

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended March 31,
                          (Unaudited)

                                                   1998              1997
                                               ============      ============
REVENUES
  Subscriber Sales                              $9,364,697       $   154,231
  Activation Commissions                             8,250         1,410,219
  Other Operating Revenue                                0            18,752
                                               ------------      ------------
Total Revenues                                   9,372,947         1,583,202
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       5,474,305            76,645
  Cost of activation commissions                     6,600           795,453
                                                ------------     ------------
Total cost of sales                              5,480,905           872,098
                                                ------------     ------------
GROSS MARGIN                                     3,892,042           711,104
                                                ------------     ------------
OPERATING EXPENSES
  Selling, general and administrative            6,245,685         3,874,502
  Subscriber acquisition and promotional costs   6,777,298           125,000
                                               ------------      ------------
Total Operating Expenses                        13,022,983         3,999,502
                                               ------------      ------------
OPERATING LOSS                                  (9,130,941)       (3,288,398)
Interest expense (income), Net                   2,427,748          (172,034)
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                       (11,558,689)       (3,116,364)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                       (11,558,689)       (3,116,364)
Deficit at Beginning of Period                 (43,122,578)      (14,335,976)
                                               ------------      -------------
Deficit at End of Period                      $(54,681,267)     $(17,452,340)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (1.11)      $     (0.30)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    10,409,044        10,225,746
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31,
                        (Unaudited)

                                                     1998            1997
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(11,558,689)    $(3,116,364)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     597,941         489,063
   Amortization of discount on notes payable       2,035,000               0
   Amortization of deferred financing costs          310,750               0
   Provision for losses on accounts receivable       548,381         (61,548)
Changes in operating assets and liabilities:
     Accounts receivable - trade                  (4,916,479)       (167,039)
     Accounts receivable - other                     270,262         370,286
     Inventory                                        22,532         105,887
     Prepaids and other assets                       (50,802)       (310,337)
     Commissions payable                           2,731,811        (311,774)
     Accounts payable and accrued expenses         3,407,041        (837,979)
     Promotional deposits                           (200,000)       (189,060)
                                                  -----------    -------------
      Total adjustments                            4,756,437        (912,501)
                                                  -----------     ------------
      Net cash used in operating activities       (6,802,252)     (4,028,865)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (105,047)       (396,044)
                                                  -----------    -------------
   Net cash used for investing activities           (105,047)       (396,044)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                        6,000,000               0
Repayments of notes payable                       (4,500,000)              0
Issuance of common stock                           2,437,500               0
Costs associated with issuance of common stock      (170,625)              0
Issuance of preferred stock                        5,000,000               0
Costs associated with issuance of
    preferred stock                                 (530,237)              0
Issuance of stock upon exercise of warrants            3,751               0
Issuance of stock upon exercise of options               893               0
                                                  ------------   ------------
   Net cash provided by financing activities       8,241,282               0
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                    1,333,983      (4,424,909)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                          1,105,530      15,581,244
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 2,439,513     $11,156,335
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $   102,042     $     1,958
                                                 ============    =============
WARRANTS ISSUED IN CONNECTION WITH DEBT
   FINANCING                                     $ 2,269,000     $         0
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               5

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        March 31, 1998
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION
The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the three month period ended March
31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Note 2:  MERGER WITH TRINITY SIX INC.
On May 15, 1995, Trinity Six Inc. (Trinity) completed a merger (the "Merger") with U.S. Communications, Inc. Under the terms of the Merger each share of U.S. Communications Inc. stock was exchanged for approximately 0.79 shares of Trinity stock. In connection therewith, Trinity issued approximately 3,250,000 shares of its common stock in exchange for all of the issued and outstanding shares of U.S. Communications, Inc. As a result of the Merger, U.S. Communications, Inc. became a wholly owned subsidiary of Trinity and Trinity's Certificate of Incorporation was amended as of the effective date of the Merger to change Trinity's name to USCI, Inc. (the "Company"). The Merger has been treated for accounting purposes as a capital transaction, equivalent to the issuance of common stock by U.S. Communications, Inc. for the net monetary assets of Trinity, accompanied by a recapitalization of U.S. Communications, Inc. The net monetary assets realized by U.S. Communications, Inc., consisting of cash and cash equivalents amounted to approximately $9,750,000. All costs incurred in connection with the merger have been charged o equity s a reduction of additional paid in capital. Such costs amounted to approximately $596,290. These costs have been charged to equity as a reduction of additional paid in capital.

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

During the fiscal year ended December 31,1996, the right of rescission expired on the remaining shares associated with the Merger. Accordingly, these shares were reclassified as common stock and additional paid in capital and are included in equity at March 31, 1997.

Note 3:  LOSS PER SHARE
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company has adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share are based on the weighted average number of shares outstanding. For 1996 and 1995, weighted average shares
include shares that were subject to recision   Diluted earnings
per share are based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and warrants (using the treasury stock method). For all periods presented, outstanding options and warrants have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.

Note 4:  CONVERTIBLE PREFERRED STOCK
On March 31, 1998, the Company entered into an agreement for the private placement of up to $15 million in Series A, B, and C convertible preferred stock, of which $5 million was provided to the Company for the first tranche of Series A Convertible Preferred Stock. The holders of the Series
A and B Convertible Preferred Stock (and Series C, if and when issued) are entitled to dividends at a rate of 6% per annum, payable quarterly in cash or registered common stock. All outstanding principal and accrued dividends may be converted into the Company's common stock at the lower of 120% of the average closing price for five days immediately preceding the conversion notice or 85% of the average of the three lowest closing prices of the common stock for the 25 trading days preceding the conversion notice, and automatically converts three years from issuance. Additionally, the holder is entitled to one warrant for every eight shares of common stock that are issuable pursuant to the conversion feature. The exercise price of each warrant is 120% of the average closing price for five days immediately preceding the closing date. The securities are mandatorily redeemable by the Company upon the occurrence of certain events, primarily the failure to effect a registration statement covering the shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the warrants.
In connection with the financing, the Company paid a finder's fee of $500,000 and issued five-year warrants to purchase 62,500 shares of common stock at an exercise price of $6.89 per share.

Subsequent to the end of the first quarter on May 7, 1998, the second tranche of $5 million was provided to the Company which issued 500 shares of Series B Convertible Preferred Stock. Funding of the remaining tranche of $5 million is subject to the Company meeting certain conditions, including effecting a registration statement of the underlying common stock and the common stock maintaining a minimum trading price.

Note 5:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF USCI, INC.

OVERVIEW


The Company was organized as U.S. Communications, Inc. in 1991 and commenced operations in mid-1993 as a cellular activation processing agent with OfficeMax, its first retail mass merchandiser channel of distribution. Prior to that time, U.S. Communications, Inc. was principally engaged in organizational activities, raising capital and in the development of its activation and processing systems. On May 15, 1995, U.S. Communications, Inc. merged with Trinity Six Inc. ("Trinity"), a publicly-traded company, pursuant to which U.S. Communications, Inc. became a wholly-owned subsidiary of Trinity, which changed its name to USCI, Inc.

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

In the fourth quarter of 1996, the Company began a planned transition to becoming a national reseller of wireless communications services. The transition was undertaken to enable the Company to obtain the benefits of retaining wireless subscribers as customers, including access to an on-going revenue stream rather than a one-time agency commission, the creation of a national wireless platform, the creation of uniform national rate plans, the creation of a single service platform for retail channels of distribution, greater ability to cross market additional telecommunications services to its subscriber base and the ability to create a branded identity for its Ameritel wireless services. During 1997, the Company entered into reseller agreements with a number of facilities-based cellular and paging carriers to replace, on a market by market basis, its carrier agency agreements. As of March 24, 1998, the Company was offering, through its national mass merchandisers network, its Ameritel cellular services in 372 MSAs and RSAs covering a population of approximately 214 million people, or "POPs", and paging services to areas containing 248 million POPs. Historically, the Company's revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. For the three months ended March 31, 1998, agency commissions were approximately $8,000 and reseller revenues were $9.4 million.

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

The Company experienced significant growth in its resale operations in the latter half of 1997 and the first quarter of 1998 and believes that future growth will require additional funding, expansion and enhancement of its management, personnel and information systems. To accommodate this growth, the Company intends to continue to implement and improve its operational, financial and management information systems. To support its growth, the Company added various management positions in the fourth quarter of 1997 and the first quarter of 1998. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

The Company has experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The Company believes that it will achieve positive operating margins only when gross margins from subscriber revenues exceed subscriber acquisition and promotional costs and operating expenses. The Company believes that it will achieve positive operating margins over time by increasing the number of revenue-generating customers and realizing reductions in wholesale cost from carriers while maintaining (or decreasing) its lower than industry average subscriber acquisition costs. The Company expects that operating and net losses and negative operating cash flow will continue to increase as the Company implements its growth strategy See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1997

Revenues

Total revenues for the three months ended March 31, 1998 ("1998
Quarter"), consisting primarily of subscriber sales, were $9,372,947 as compared to $1,583,202 for the three months ended March 31, 1997 ("1997 Quarter").

The increased revenues for the 1998 Quarter are attributable to increased sales of the Company's Ameritel brand cellular and paging services. Cellular and paging subscriber revenues amounted to $9,364,697 for the 1998 Quarter compared to $154,231 for the 1997 Quarter.

Agency activation commissions, which the Company receives from other wireless carriers for which it performs activation processing services, decreased significantly from the 1997 Quarter to the 1998 Quarter due to the Company's transition from agent to reseller. Agency commissions in the 1998 Quarter were $8,250 as compared to $1,410,219 in the 1997 Quarter.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to the Company's subscribers, amounted to $5,474,305 and $76,645 for the 1998 Quarter and 1997 Quarter, respectively. The gross margin for subscriber sales was $3,890,392 or 41.5% and $77,586 or 50.3% for the 1998 Quarter and 1997 Quarter, respectively.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by the Company in its efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts, such as reduced monthly access charges and/or free airtime granted to subscribers when utilizing the Company's cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $6,777,298 and $125,000 for the 1998 Quarter and 1997 Quarter, respectively.

Selling, general and administrative expenses for the 1998 Quarter aggregated $6,245,685 as compared to $3,874,502 for the 1997 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 72.5% to approximately $2,766,350 for the 1998 Quarter from $1,603,592 for the 1997 Quarter, reflecting the Company's hiring of executive, managerial, customer service and information systems personnel to support its growth. Telecommunications expense increased by 197% to $447,271 for the 1998 Quarter from $150,625 for the 1997 Quarter and billing and credit review services increased to $515,138 in the 1998 Quarter from $39,930 in the 1997 Quarter, due, in substantial part, to increased activity and growth of the reseller business. Depreciation and amortization for the 1998 Quarter was $597,941 as compared to $489,063 for the 1997 Quarter as the Company incurred additional software development costs and purchased and placed into service additional communications devices, computers, computer peripherals and other capital equipment. As a percentage of revenues, the selling, general and administrative expenses were 67% for the 1998 Quarter compared to 113% in the fourth quarter of 1997 reflecting the Company's emphasis on controlling overhead costs while increasing revenues.

Interest expense (net of income) aggregated $2,427,748 in the 1998 Quarter and interest income (net of expense) aggregated $172,034 for the 1997 Quarter. The increase in interest expense during the 1998 Quarter from interest income in the 1997 Quarter is related to approximately $2.3 million of non-cash interest expense attributable to the fair value of warrants issued in connection with three private financings and to the Company's use of cash and cash equivalents to fund increased operating expenses and capital expenditures discussed above. See "Liquidity and Capital Resources."

The Company incurred net losses of $11,558,689 and $3,116,364 for the 1998 Quarter and 1997 Quarter, respectively.

Liquidity and Capital Resources

At March 31, 1998, working capital deficiency was $14,510,840, cash and cash equivalents totaled $2,439,513 (of which $648,193 was restricted), and there was a Stockholders' deficit of $8,861,384. The decrease in working capital, cash and Stockholders' equity is attributable to the Company's operating loss in the 1998 Quarter resulting from the substantial expansion of its reseller operations. The principal reason for the increased losses is attributable to the subscriber acquisition and promotional costs incurred in connection with the substantial increase in the size of the Company's reselling subscriber base directly attributable to increased activity. The Company continues to experience monthly negative cash flow from operations due to its growing subscriber base. The Company's significant growth in subscribers has created a working capital deficiency due to the acquisition costs associated with the high rate of subscriber growth. The Company currently requires substantial amounts of capital to fund both current operations and to expand its subscriber base. Due to recurring losses from operations, a net capital deficiency and Company's inability to date to obtain sufficient financing commitments to support current and anticipated levels of operations, the Company's independent public accountants' 1997 audit opinion stated that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

In order to fund its operations and capital requirements in the fourth quarter of 1997 and the first quarter of 1998, the Company obtained letter of credit financing in the amount of approximately $3.1 million from its investment banker, and short term loans totaling $6.0 million from private individuals (of which $500,000 was repaid in the first quarter of 1998). In addition, the Company raised approximately $2.4 million from the private sale of Common Stock and $10 million from the private sale of Convertible Preferred Stock in 1998. Under the terms of the Convertible Stock Purchase Agreement, the Company will receive an additional $5 million upon the satisfaction of certain conditions imposed by the investor. The $3.1 million letter of credit financing is collateralized by Company stock pledged by officers, directors and other stockholders. The Company is obligated to replace this collateral with 125% cash or cash equivalent (Treasury Bills) of approximately $3,825,000. This obligation was due on January 31, 1998 and has been orally extended. In connection with these financings, the Company issued warrants to the lenders to purchase an aggregate of 1,500,000 shares of Common Stock as of March 31, 1998 at exercise prices ranging from $5.00 to $6.00 per share. The Company is also in the process of completing bank financing consisting of a revolving and term loan in the initial amount of $20 million. Availability under this financing will be dependent upon meeting certain formulas. There is no assurance and no representation is made that the bank line will be funded, or that the funding of the balance of the Preferred Stock will take place.

Based upon the Company's current growth rate, the closing of the bank line as proposed, of which there can be no assurance, the deferral or conversion to Common Stock of $5.5 million in bridge loans, the obtaining of agreements to extend the due dates for payment of certain short-term obligations and the extension of the $3.1 million letter of credit until 1999, the funding of the additional $5 million Convertible Preferred Stock private placement, and $5 million of additional funding, the Company believes that it will be able to satisfy its capital requirements through 1998. However, there is no assurance and no representation is made that the Company will be successful in reaching these objectives. In the event that it is unable to do so, it will be required to seek other sources of funding and further restructure the payment schedule of certain short-term obligations and/or substantially reduce current operations to the extent that one or more of the foregoing financing sources is not funded.

The Company expects that its capital requirements for 1998, if it were to execute a plan of current client store expansion to increase subscriber growth, will require it to obtain additional financing which may include the sale or issuance of additional equity and debt securities to one or more strategic investors. The Company also intends to restructure part of its short-term debt and to negotiate further deferrals of certain accounts and commissions payable. There can be no assurance that the Company will be successful in raising sufficient additional capital upon terms acceptable to the Company or that the Company will be successful in negotiating deferrals of certain of its short term obligations. In the event that the Company is not successful in obtaining adequate financing or in restructuring its debt, the Company will be required to seek other sources of funding and further restructure the payment schedule for certain short-term obligations and/or substantially reduce current operations to the extent that one or more of the foregoing financing sources is not funded.

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


In addition to historical information, this Quarterly Report contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, those statements regarding the Company's intention to continue to seek additional distribution channels, the proposed expansion of the Company's reseller operations, and the expected financial position, business and financing plans of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to , those discussed in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations; the availability of financing to fund the Company's operations for the fiscal year ended December 31, 1998; technological, regulatory or other developments in the Company's business; changes in the competitive climate in which the Company operates; the ability of the Company to operate as a reseller; and the emergence of future opportunities. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART II
ITEM 2 - CHANGES IN SECURITIES

Previously reported under Part II, Item 5b of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 5 - OTHER INFORMATION

On May 7, 1998, in a private transaction exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, the Company issued for investment to JNC Opportunity Fund Ltd. ("JNC"), an institutional investor, 500 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") representing the second $5 million tranche purchased by JNC pursuant to the terms and conditions of the Convertible Preferred Stock Purchase Agreement between the Company and JNC dated as of March 24, 1998, under the terms of which JNC agreed to purchase for investment up to $15 million in convertible preferred stock of the Company. The first $5 million tranche was funded on March 24, 1998. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the exhibits filed thereto for a complete description and terms of the March 24, 1998 initial $5 million financing.

The Series B Preferred Stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for 5 trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice. The Preferred Stock is redeemable at the option of the Company at the then applicable conversion price. In addition, JNC receive five-year warrants to purchase 149,522 shares of Common Stock at a purchase price of $5.85 per share. The Company paid a finder's fee of 10% of the gross proceeds of the second tranche to Wharton Capital Ltd. ("Wharton"), a New York-based financial consulting firm and an unaffiliated individual. Wharton Capital also received five-year warrants to purchase 62,500 shares of Common Stock at a purchase price of $5.85 per share. The shares issuable upon conversion of the Preferred Stock and exercise of the Warrants are subject to registration rights. The purchase of the balance of $5 million is subject to the satisfaction of certain conditions. Reference is made to the Certificate of Designation and financing documents which were filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 with respect to the first $5 million of financing and to the Certificate of Designation and the financing documents which are filed as exhibits to this Quarterly Report for a complete description of all terms.

The Company intends to seek shareholder approval of the transaction as required by NASD Rule 4460(i)(D)(ii). To the extent that shares of Preferred Stock cannot be converted, the Company is obligated, in addition to other remedies, to pay in cash to the holder of the Preferred Stock the difference between the conversion price and the net proceeds that such holder would have received from the sale of the shares issued by the Company pursuant to such conversion. Reference is made to the Certificates of Designation for the 6% Series A and Series B Convertible Preferred Stock filed as exhibits to this Quarterly Report.

The Company has agreed to include the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the warrants in a registration statement to be filed for the purpose of permitting the resale of such shares.

The Company intends to use the proceeds of the private placement for working capital.
                                  15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 (a)	EXHIBITS

NUMBER    DESCRIPTION OF EXHIBIT

3.1       Certificate of Incorporation, as amended, including
          Certificates of Designation for 6% Series A Convertible
          Preferred Stock and 6% Series B Convertible Preferred Stock (5)
3.2       By-Laws of Registrant (1).
10.1      Warrant issued by the Registrant to Alan R. Dresher.(2)
10.2      Promissory Note issued by the Registrant to Alan R.
          Dresher. (2)
10.3      Warrant issued by the Registrant to Decameron Partners.(2)
10.4      Promissory Note issued by the Registrant to Decameron
          Partners.(2)
10.5      Warrant issued by the Registrant to Alan Baron. (2)
10.6 Warrant dated February 2, 1998 issued by the Registrant to Decameron Partners, Inc.(3)
10.7      Warrant dated February 2, 1998 issued by the Registrant to
          Alan R. Dresher.(3)
10.8      Warrant dated February 2, 1998 issued by the Registrant to
          Alan Baron.(3)
10.9 Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/
          Naomi Bodner Partnership and Ace Foundation, Inc.(3)
10.10 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of George Karfunkel.(3)
10.11 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Michael Karfunkel.(3)
10.12 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Laura Huberfeld/Naomi Bodner Partnership.(3)
10.13 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Huberfeld Bodner Family
          Foundation, Inc.(3)
10.14 Warrant dated February 24, 1998 issued by the Registrant to George Karfunkel.(3)
10.15 Warrant dated February 24, 1998 issued by the Registrant to Michael Karfunkel.(3)
10.16     Warrant dated February 24, 1998 issued by the Registrant to
          Laura Huberfeld/Naomi Bodner Partnership.(3)
10.17 Warrant dated February 24, 1998 issued by the Registrant to Huberfeld Bodner Family Foundation, Inc.(3)
10.18     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of George Karfunkel.(3)
10.19     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of Ace Foundation.(3)
10.20     Warrant dated March 5, 1998 issued by the Registrant to Alan
          R. Dresher.(3)
10.21     Warrant dated March 5, 1998 issued by the Registrant to
          Bulldog Capital Management.(3)
10.22     Warrant dated March 5, 1998 issued by the Registrant to Alan
          Baron. (3)
10.23 Convertible Preferred Stock Purchase Agreement between the Registrant and JNC Opportunity Fund Ltd. dated March 24, 1998(4).

10.24     Registration Rights Agreement dated March 24, 1998 between the Registrant and JNC Opportunity Fund, Ltd. (4)
10.25     Escrow Agreement dated March 24, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (4)
10.26     Warrant dated March 24, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (4)
10.27     Warrant dated March 24, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (4)
10.28     Escrow Agreement dated May 7, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (5)
10.29     Warrant dated May 7, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (5)
10.30     Warrant dated May 7, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (5)
11        Computation of Earnings per Share (5)
27        Financial Data Schedule (5)
----------------------------
(1)   Incorporated by reference to an Exhibit filed as part of
      Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.
(5)   Filed herewith.
 (b)	REPORTS ON FORM 8-K


On January 13, 1998, the Registrant filed a report on Form 8-K disclosing under Item 5 that (i) that its wholly owned subsidiary had entered into certain wireless services agreements, (ii) it had entered into an agreement with PaineWebber Incorporated whereby PaineWebber had agreed to establish irrevocable standby letter of credit financing (iii) it had received unsecured loans aggregating $4.5 million and had issued warrants to the lenders in consideration therewith, and (iv) that Stephen E. Pazian was elected to the Registrant's Board of Directors.
On March 12, 1998, the Registrant filed a report on Form 8-K disclosing under
Item 5 (i) that it had issued warrants to certain lenders in consideration of their extending the due date of their loans, and (ii) the terms and conditions of two private placements.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1998


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

Date: May 15, 1998