Form 10-Q
period 1998-06-30
USCI INC
filed 1998-08-13
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

As of August 12, 1998, 11,375,401 shares of $.0001 par value
Common Stock were outstanding.



In addition to historical information, this Quarterly Report contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, those statements regarding the Company's intention to continue to seek additional distribution channels, the proposed expansion of the Company's reseller operations, and the expected financial position, business and financing plans of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Readers are cautioned not to place undue reliance on these forward-looking statements as they are based on the Company's current expectations and are subject to a number of risks, uncertainties and assumptions relating to the Company's business and results of operations, competitive factors, shifts in market demand and other risks and uncertainties, including, in addition to those outlined in Exhibit 99.1 to this Quarterly Report and elsewhere in this Quarterly Report, uncertainties with respect to changes or developments in social, business, economic, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors and stockholders and legislative, regulatory, judicial and other governmental authorities. The Company undertakes no obligation to revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of June 30, 1998 and December 31, 1997         3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three month periods ended
                           June 30, 1998 and June 30, 1997                4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Six month periods ended
                           June 30, 1998 and June 30, 1997                5

                           Condensed Consolidated Statements of Cash
                           Flows for the Six months ended
                           June 30, 1998 and June 30, 1997                6

                           Notes to Condensed Consolidated
                           Financial Statements                           7-8

        Item 2             Management's Discussion and Analysis of        9-15
                           Financial Condition and Results of
                           Operations for the Six and Three months
                           ended June 30, 1998 and June 30, 1997

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities                           16
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information                               16-17
        Item 6             Exhibits and Reports on Form 8-K                18-19

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30, 1998
                                                         (unaudited)   December 31, 1997*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $648,193 in 1998 and $731,500 in 1997           $   810,455     $ 1,105,530
Accounts receivable--trade, net of allowances of
  $3,342,000 in 1998 and $1,250,000 in 1997                14,815,387       4,895,952
Accounts receivable--other, net of allowances of
  $100,000 in 1998 and $137,000 in 1997                       826,391       1,102,084
Prepaid expenses and other                                    765,694         159,968
                                                          ------------    ------------
           Total current assets                            17,217,927       7,263,534
                                                          ------------    ------------
PROPERTY AND EQUIPMENT, net                                 2,593,811       3,422,476
OTHER ASSETS                                                1,981,577       2,908,037
                                                          ------------    ------------
  Total Assets                                            $21,793,315     $13,594,047
                                                          ============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable                                           $ 3,266,370     $ 3,305,000
  Bank Debt                                                 3,132,919               0
  Accounts payable and bank overdraft                      10,135,000       3,939,212
  Accrued expenses                                          4,586,693       4,315,161
  Commissions payable                                       6,336,488       6,651,597
  Promotional deposits                                      1,496,055       1,696,055
                                                          ------------    ------------
        Total current liabilities                          28,953,525      19,907,025
                                                          ------------    ------------
OTHER LIABILITIES:
  Long Term Debt, less current portion                      3,653,524               0
                                                          ------------    ------------
       Total Liabilities                                   32,607,049      19,907,025
                                                          ------------    -------------
STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,000 shares issued at
  June 30, 1998                                                    10               0
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 11,035,869 shares issued at June 30,
  1998 and 10,267,309 shares issued at December 31,
  1997                                                          1,104           1,027
Additional paid-in capital                                 46,201,317      33,714,625
Warrants                                                    7,769,000       3,122,000
Accumulated deficit                                       (64,757,115)    (43,122,580)
Treasury stock, at cost, 5,500 shares in 1998 and 1997        (28,050)        (28,050)
                                                           ------------   -------------
     Total Stockholders' Deficit                          (10,813,734)     (6,312,978)
                                                           ------------   -------------
  Total Liabilities and Stockholders' Deficit             $21,793,315     $13,594,047
                                                          ============    =============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated
financial statements.                         3

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended June 30,
                          (Unaudited)

                                                   1998              1997
                                               ============      ============
REVENUES
  Subscriber Sales                            $ 12,383,670      $    488,009
  Activation Commissions                             2,500         1,038,191
                                               ------------      ------------
Total Revenues                                  12,386,170         1,526,200
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       7,225,042           209,986
  Cost of activation commissions                     2,000           340,305
                                                ------------     ------------
Total cost of sales                              7,227,042           550,291
                                                ------------     ------------
GROSS MARGIN                                     5,159,128           975,909
                                                ------------     ------------
OPERATING EXPENSES
  Selling, general and administrative            5,919,261         4,184,562
  Subscriber acquisition and promotional costs   6,278,556           916,458
                                               ------------      ------------
Total Operating Expenses                        12,197,817         5,101,020
                                               ------------      ------------
OPERATING LOSS                                  (7,038,689)       (4,125,111)
Interest expense (income), Net                   2,910,490          (157,634)
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (9,949,179)       (3,967,477)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (9,949,179)       (3,967,477)
Deficit at Beginning of Period                 (54,681,267)      (17,452,340)
Preferred Stock Dividends                         (126,667)                0
                                               ------------      -------------
Deficit at End of Period                      $(64,757,113)     $(21,419,817)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.94)      $     (0.39)
                                               ============      ============
Weighted Average Common Shares Outstanding      10,718,925        10,249,574
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                 Six Months Ended June 30,
                          (Unaudited)

                                                   1998              1997
                                               ============      ============
REVENUES
  Subscriber Sales                            $ 21,748,367      $    642,240
  Activation Commissions                            10,750         2,448,410
                                               ------------      ------------
Total Revenues                                  21,759,117         3,090,650
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                      12,699,347           286,631
  Cost of activation commissions                     8,600         1,135,758
                                                ------------     ------------
Total cost of sales                             12,707,947         1,422,389
                                                ------------     ------------
GROSS MARGIN                                     9,051,170         1,668,261
                                                ------------     ------------
OPERATING EXPENSES
  Selling, general and administrative           12,164,946         8,040,312
  Subscriber acquisition and promotional costs  13,055,854         1,041,458
                                               ------------      ------------
Total Operating Expenses                        25,220,800         9,081,770
                                               ------------      ------------
OPERATING LOSS                                 (16,169,630)       (7,413,509)
Interest expense (income), Net                   5,338,238          (329,668)
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                       (21,507,868)       (7,083,841)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                       (21,507,868)       (7,083,841)
Deficit at Beginning of Period                 (43,122,578)      (14,335,976)
Preferred Dividend Declared                       (126,667)                0
                                               ------------      -------------
Deficit at End of Period                      $(64,757,113)     $(21,419,817)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (2.05)      $     (0.69)
                                               ============      ============
Weighted Average Common Shares Outstanding      10,557,309        10,237,660
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30,
                        (Unaudited)

                                                     1998            1997
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(21,507,868)    $(7,083,841)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                   1,201,061       1,114,249
   Amortization of discount on notes payable       4,258,370               0
   Amortization of deferred financing costs          629,600               0
   Provision for losses on accounts receivable       983,721         113,452
Changes in operating assets and liabilities:
     Accounts receivable - trade                 (10,940,156)       (771,788)
     Accounts receivable - other                     312,693          38,467
     Prepaids and other assets                       (15,930)        299,706
     Commissions payable                            (315,109)         21,469
     Accounts payable and accrued expenses         6,505,333        (496,860)
     Promotional deposits                           (200,000)       (282,581)
                                                  -----------    -------------
      Total adjustments                            2,419,583          36,114
                                                  -----------     ------------
      Net cash used in operating activities      (19,088,285)     (7,047,727)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (276,622)     (1,064,281)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                        2,000,000               0
Repayments of notes payable                         (500,000)              0
Proceeds from Term Loan                            6,089,200               0
Borrowings on Revolving Line of Credit             1,500,000               0
Repayments on Revolving Line of Credit              (802,757)              0
Costs associated with Term Loan & Line of Credit    (388,710)              0
Issuance of common stock                           2,437,500               0
Costs associated with issuance of common stock      (185,970)              0
Issuance of preferred stock                       10,000,000               0
Costs associated with issuance of
    preferred stock                               (1,084,075)              0
Issuance of stock upon exercise of warrants            3,751               0
Issuance of stock upon exercise of options               893          35,975
                                                  ------------   ------------
   Net cash provided by financing activities      19,069,832          35,975
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                     (295,075)     (8,076,033)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                          1,105,530      15,581,244
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   810,455     $ 7,505,211
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $   334,675     $       958
                                                 ============    =============
NON-CASH FINANCING ACTIVITIES:
Warrants issued in connection with
   debt financings                               $4,647,000      $         0
                                                 ===========    =============
Conversion of notes payable and accrued interest $1,188,013      $         0
                                                 ===========    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               6

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                         June 30, 1998
                         (Unaudited)


Note 1:  BASIS OF PRESENTATION
The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the six month and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Note 2:  LOSS PER SHARE

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

Net loss for the six month period ended June 30, 1998 is adjusted by dividend requirements of $126,667 related to the Company's Convertible Preferred Stock.

Note 3:  CONVERTIBLE PREFERRED STOCK AND BRIDGE LOAN CONVERSIONS
On March 24, 1998, the Company entered into an agreement for the private placement of up to $15 million in Series A, B, and C Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock provides for dividends at a rate of 6% per annum, payable quarterly in cash or registered common stock. All outstanding principal and accrued dividends may be converted into the Company's common stock at the lower of 120% of the average closing price for five days immediately preceding the conversion notice or 85% of the average of the three lowest closing prices of the common stock for the 25 trading days preceding the conversion notice, and automatically converts three years from issuance. The Convertible Preferred Stock is mandatorily redeemable by the Company upon the occurrence of certain events. The Company has filed a registration statement which was declared effective on June 2, 1988 covering the shares of common stock issuable upon conversion of the Convertible Preferred Stock and exercise of certain outstanding options and warrants.
On March 24, 1998, the initial $5 million was provided to the Company which issued 500 shares of Series A Convertible Preferred Stock and five-year warrants to the preferred stockholder to purchase up to 149,522 shares of the Company's Common Stock at an exercise price of $6.89 per share. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of common stock at an exercise price of $6.89 per share.
On May 7, 1998, the second tranche of $5 million was provided to the Company which issued 500 shares of Series B Convertible Preferred Stock and five-year warrants to purchase up to 203,749 shares of the Company's Common Stock at an exercise price of $5.85 per share. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of Common Stock at an exercise price of $5.85 per share.
                            7

On July 31, 1998, the third tranche of $5 million was provided to the Company which issued 500 shares of Series C Convertible Preferred Stock and five-year warrants to purchase up to 332,246 shares of the Company's Common Stock at an exercise price of $5.31 per share. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of Common Stock at an exercise price of $5.85 per share.
On June 23, 1998, the Company issued 343,356 shares of Common Stock upon the conversion of $1,150,000 principal amount and accrued interest on 10% Convertible Notes issued by the Company in February 1998. On July 16, 1998, the remaining $350,000 million principal amount and accrued interest was converted into 119,281 shares of Common Stock of the Company for a total converted amount of $1,500,000 principal amount plus accrued interest.
On July 29, 1998, the Company issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4 million 8% unsecured Convertible Restated Notes due July 31, 1998. The Series D Preferred Stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for five trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice, with a floor of not less than $4.00 per share and a ceiling of not more than $6.00 per share. The Series D Preferred Stock is redeemable at the Company's option at the then applicable conversion price. If the Company does not complete a private offering of equity and debt securities by October 15, 1998, the shares of Series D Convertible Preferred Stock shall be convertible into shares of Common Stock at a conversion price equal to the lesser of $5.00 per share or 80% of the average closing sales price of the Company's Common Stock during the last five trading days prior to conversion. Reference is made to the Company's Current Report on Form 8-K dated and filed on July 29, 1998 and the exhibits filed therewith for a complete description of all terms of the Series D Convertible Preferred Stock and the Securities Purchase Agreement pursuant to which it was issued.

Note 4:  BANK FINANCING
On June 5, 1998, the Company entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. (the "Foothill Credit Facility"). The Foothill Credit Facility provides for term loans which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivables and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. Concurrent with the closing of the Credit Facility, the Company received proceeds of $6.1 million under a term loan borrowing, of which $3 million was used to reduce secured trade payables. Through June 30, 1998, the Company received approximately $700,000 in revolving credit borrowings bringing the total outstanding under the Foothill Credit Facility to $6.8 million.

Note 5:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 6:  COMPREHENSIVE INCOME

The Company currently has no other comprehensive income items as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."
                                     8

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF USCI, INC.

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

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

The Company currently offers, through its national mass merchandisers network, its Ameritel cellular services in 372 MSAs and RSAs covering a population of approximately 214 million people, or "POPs", and paging services to areas containing 248 million POPs.

Historically, the Company's revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. For the three months ended June 30, 1998, agency commissions were $2,500 and reseller revenues were $12.4 million.

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

The Company experienced significant growth in its resale operations in the latter half of 1997 and the first half of 1998 and believes that future growth will require additional funding, expansion and enhancement of its management, personnel and information systems. To accommodate this growth, the Company intends to continue to implement and improve its operational, financial and management information systems. To support its growth, the Company added various management positions in the fourth quarter of 1997 and the first half of 1998. The Company is also expanding its information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
SIX AND THREE MONTHS ENDED JUNE 30, 1997

Revenues

Total revenues for the six months ended June 30, 1998 ("1998 Six Months"), consisting primarily of subscriber sales, were $21,759,117 as compared to $3,090,650 for the six months ended June 30, 1997 ("1997 Six Months"). Total revenues for the three months ended June 30, 1998 ("1998 Quarter"), consisting primarily of subscriber sales, were $12,386,170 as compared to $1,526,200 for the three months ended June 30, 1997 ("1997 Quarter").

The increased revenues for the 1998 Six Months and 1998 Quarter are attributable to increased sales of the Company's Ameritel brand cellular and paging services. Cellular and paging subscriber revenues amounted to $21,748,367 for the 1998 Six Months compared to $642,240 for the 1997 Six Months and $12,383,670 for the 1998 Quarter compared to $488,009 for the 1997 Quarter.

Agency activation commissions, which the Company receives from other wireless carriers for which it performs activation processing services, decreased significantly from the 1997 Six Months to the 1998 Six Months due to the Company's transition from agent to reseller. Agency commissions in the 1998 Six Months were $10,750 as compared to $2,448,410 in the 1997 Six Months. Agency commissions for the 1998 Quarter were $2,500 in the 1998 Quarter as compared to $1,038,191 in the 1997 Quarter.
                                11

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to the Company's subscribers, amounted to $12,699,347 and $7,225,042 for the 1998 Six Months and 1998 Quarter, respectively, and $286,631 and $209,986 for the 1997 Six Months and 1997 Quarter, respectively. The gross margin for subscriber sales was $9,049,020 or 41.6% and $355,609 or 55.4% for the 1998 Six Months and 1997 Six Months, respectively, and $5,158,628 or 41.7% and $278,023 or 57% for the 1998
Quarter and 1997 Quarter, respectively. The decline in gross margin dollars from the 1997 to 1998 periods is due to the substantial increase in the number of markets in which the Company operated as a reseller rather than as an agent.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by the Company in its efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers, equipment suppliers and outside sales representatives, below cost discounts, such as reduced monthly access charges and/or free airtime granted to subscribers when utilizing the Company's cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $13,055,854 and $1,041,458 for the 1998 Six Months and 1997 Six Months, respectively and $6,278,556 and $916,458 for the 1998 Quarter and 1997 Quarter, respectively.

Selling, general and administrative expenses for the 1998 Six Months aggregated $12,164,946 as compared to $8,040,312 for the 1997 Six Months and $5,919,261 for the 1998 Quarter as compared to $4,184,562 for the 1997 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 31% to approximately $5,561,121 for the 1998 Six Months from $4,234,782 for the 1997 Six Months and by 37% to approximately $2,663,506 for the 1998 Quarter from $1,941,868 for the 1997 Quarter, reflecting the Company's hiring of executive, managerial, customer service and information systems personnel to support its growth. Telecommunications expenses increased by 34% to $881,020 for the 1998 Six Months from $659,291 for the 1997 Six Months and by 46% to $423,759 for the 199 Quarter from $290,634 for the 1997 Quarter. Billing and credit review services increased to $1,124,327 for the 1998 Six Months from $33,603 for the 1997 Six Months and to $609,189 for the 1998 Quarter from $20,619 for the 1997 Quarter. The increase in both telecommunications and billing and credit review is due, in substantial part, to increased activity and growth of the reseller business. As a percentage of revenues, selling, general and administrative expenses were 48% for the 1998 Quarter compared to 113% in the fourth quarter of 1997 and 67% in the first quarter of 1998, reflecting the Company's emphasis on controlling overhead costs while increasing revenues.
                                12

Interest Expense

Interest expense (net of income) aggregated $5,338,238 and $2,910,490 in the 1998 Six Months and 1998 Quarter, respectively, and interest income (net of expense) aggregated $329,668 and $157,634 for the 1997 Six Months and 1997 Quarter, respectively. The increase in interest expense during 1998 is related to approximately $4.9 million for the 1998 Six Months and $2.5 million for the 1998 Quarter of non-cash interest expense attributable to the fair value of warrants issued in connection with three private financings and to the Company's use of cash and cash equivalents and the effect of borrowings to fund increased operating expenses and capital expenditures discussed above. See "Liquidity and Capital Resources."

Net Loss

The Company incurred net losses of $21,507,868 and $7,083,841 for the 1998 Six Months and 1997 Six Months, respectively and incurred net losses of $9,949,179 and $3,967,477 for the 1998 Quarter and 1997
Quarter, respectively.

Liquidity and Capital Resources

At June 30, 1998, the Company's working capital deficiency was $11,735,597, cash and cash equivalents totaled $810,455 (of which $648,193 was restricted) and there was a stockholders' deficit of $10,813,734, compared to a working capital deficiency of $12,643,491, cash and cash equivalents of $1,105,530 (of which $731,500 was restricted) and a stockholders' deficit of $6,312,978 at December 31, 1997.

The Company continues to experience monthly negative cash flow from operations due to its growing subscriber base. The Company's significant growth in subscribers has created a working capital deficiency due to the initial acquisition costs associated with the high rate of subscriber growth. The Company currently requires substantial amounts of capital to fund both current operations and to expand its subscriber base, consisting primarily of subscriber acquisition costs. The Company also expects to incur additional capital expenditures for computer and telephony equipment to support future increases in customer service and other administrative activities. The Company has budgeted approximately $1.6 million for such capital expenditures in 1998, of which $280,000 has been expended at June 30, 1998. The Company expects to continue to incur significant losses and negative operating cash flow in connection with the expansion of its resale operations, as revenues from the sale of cellular telephone service are generally insufficient during the early periods of service to recover the initial costs of acquiring subscribers.

Due to recurring losses from operations, a net capital deficiency and the Company's inability to date to obtain sufficient financing commitments to support current and anticipated levels of operations, the Company's independent public accountants' audit opinion for the year ended December 31, 1997 stated that these matters raise substantial doubt about the Company's ability to continue as a going concern.

In order to fund its operations and capital requirements in the fourth quarter of 1997 and the first half of 1998, the Company obtained letter of credit financing in the amount of approximately $3.1 million from an investment banking firm, short term loans totaling $6.0 million from private individuals (of which $500,000 was repaid in the first quarter of 1998, $1.5 million plus accrued interest was converted into a total of 462,637 shares of Common Stock and $4.0 million was exchanged for 500 shares of 6% Series D Convertible Preferred Stock) and entered into the Credit Facility (described below) in June 1998. In addition, the Company raised approximately $2.4 million from the private sale of Common Stock and $15.0 million from the private sale of Convertible Preferred Stock through July 31, 1998. The $3.1 million letter of credit financing is collateralized by Common Stock of the Company pledged by officers, directors and a stockholder of the Company. The Company was obligated to replace this stock collateral with cash or cash equivalents (Treasury bills) in an amount equal to 125% of the amount of the letters of credit, or approximately $3,825,000, by January 30, 1998. The Company intends to replace these letters of credit. In connection with these financings, the Company issued warrants to purchase an aggregate of 5,462,284 shares of Common Stock as of July 31, 1998 at exercise prices ranging from $5.00 to $7.1875 per share. Reference is made to Note 3 of the Notes to Condensed Consolidated Financial Statements included as part of this Quarterly Report.

In June 1998 the Company entered into an agreement providing for $20.0 million revolving credit and term loan facility with Foothill Capital Corp. Availability under this facility is dependent upon meeting certain formulas. Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements included as part of this Quarterly Report.

During 1998, the Company has borrowed approximately $8.5 million under the Foothill Credit Facility. Based upon its current and anticipated level of operations, the Company believes that its cash flow from operations, the availability of additional amounts under the Foothill Credit Facility, together with approximately $12 million of additional financing (including approximately $3 million in letter of credit financing), will be adequate to meet its anticipated cash requirements for working capital and principal and interest payments through 1998. In addition, the Company is presently seeking to raise funds through simultaneous equity and debt private placements. There is no assurance, however, and no representation is made that the Company will be successful in raising these funds privately. If the Company is not successful in obtaining adequate financing or is unable to control its subscriber growth, if it experiences unanticipated costs or pricing or other competitive pressures, if the Company is unable to avail itself of additional amounts under the Foothill Credit Facility or if the Company's plans or assumptions change or otherwise prove to be inaccurate, the Company will be required to curtail its planned expansion and/or substantially reduce its current operations, which would materially adversely affect the Company's business, results of operations and financial condition and its ability to compete.

Seasonality

The Company's revenue and operating results tend to fluctuate over the course of the year, particularly in the fourth quarter of the calendar year. This is primarily attributable to increased retail sales during the holiday season in November and December. This seasonal pattern may place pressure on the Company's cash and working capital positions, which may have an adverse effect on the Company's financial liquidity.

Inflation

To date, inflation has not had any significant impact on the Company's business.

PART II
ITEM 2 - CHANGES IN SECURITIES

Previously reported under Item 5 of the Company's Current Report on Form 8-K dated and filed on July 29, 1998.

ITEM 5 - OTHER INFORMATION

On July 31, 1998, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued for investment to JNC Opportunity Fund Ltd. ("JNC"), an institutional investor, 500 shares of Series C Convertible Preferred Stock ("Series B Preferred Stock") representing the third and final $5 million tranche purchased by JNC pursuant to the terms and conditions of the Convertible Preferred Stock Purchase Agreement between the Company and JNC dated as of March 24, 1998, under the terms of which JNC agreed to purchase for investment up to $15 million in convertible preferred stock of the Company. The first $5 million tranche was funded on March 24, 1998 and the second $5 million tranche was funded on May 5, 1998. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the exhibits filed thereto for a complete description and terms of the March 24, 1998 initial $5 million financing and to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and the exhibits filed thereto for a complete description of the terms of the May 5, 1998 second $5 million financing.

The Series C Preferred Stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for 5 trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice. The Preferred Stock is redeemable at the option of the Company at the then applicable conversion price. In addition, JNC received five-year warrants to purchase 332,266 shares of Common Stock at a purchase price of $5.31 per share. The Company paid a finder's fee of 10% of the gross proceeds of the third tranche to Wharton Capital Ltd. ("Wharton"), a New York-based financial consulting firm and an unaffiliated individual. Wharton Capital also received five-year warrants to purchase 62,500 shares of Common Stock at a purchase price of $5.31 per share. The shares issuable upon conversion of the Preferred Stock and exercise of the Warrants are subject to registration rights. Reference is made to the Certificate of Designation and financing documents which are filed as exhibits to this Quarterly Report for a complete description of all terms of the third $5 million of financing.

On July 29, 1998, the Company issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4 million 8% unsecured Convertible Restated Notes due July 31, 1998. The Series D Preferred Stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for five trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice, with a floor of not less than $4.00 per share and a ceiling of not more than $6.00 per share. The Series D Preferred Stock is redeemable at the Company's option at the then applicable conversion price. If the Company does not complete a private offering of equity and debt securities by October 15, 1998, the shares of Series D Convertible Preferred Stock shall be convertible into shares of Common Stock at a conversion price equal to the lesser of $5.00 per share or 80% of the average closing sales price of the Company's Common Stock during the last five trading days prior to conversion. Reference is made to the Company's Current Report on Form 8-K dated and filed on July 29, 1998 and the exhibits filed therewith for a complete description of all terms of the Series D Convertible Preferred Stock and the Securities Purchase Agreement pursuant to which it was issued.
The Company intends to seek shareholder approval of these transactions as required by NASD Rule 4460(i)(D)(ii). To the extent that shares of Preferred Stock cannot be converted, the Company is obligated, in addition to other remedies, to pay in cash to the holder of the Preferred Stock the difference between the conversion price and the net proceeds that such holder would have received from the sale of the shares issued by the Company pursuant to such conversion. Reference is made to the Certificates of Designation for the 6% Series A, Series B and Series C Convertible Preferred Stock filed as exhibits to this Quarterly Report.

The Company has agreed to include the shares of Common Stock issuable upon conversion of the Preferred Stock and issuable upon exercise of the warrants in a registration statement to be filed for the purpose of permitting the resale of such shares.

The Company intends to use the proceeds of the private placement for working capital.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 (a)	EXHIBITS

NUMBER    DESCRIPTION OF EXHIBIT

3.1       Certificate of Incorporation, as amended, including
          Certificates of Designation for 6% Series A, B, C and D Convertible Preferred Stock (8)
3.2       By-Laws of Registrant (1).
10.1      Warrant issued by the Registrant to Alan R. Dresher.(2)
10.2      Promissory Note issued by the Registrant to Alan R.
          Dresher. (2)
10.3      Warrant issued by the Registrant to Decameron Partners.(2)
10.4      Promissory Note issued by the Registrant to Decameron
          Partners.(2)
10.5      Warrant issued by the Registrant to Alan Baron. (2)
10.6 Warrant dated February 2, 1998 issued by the Registrant to Decameron Partners, Inc.(3)
10.7      Warrant dated February 2, 1998 issued by the Registrant to
          Alan R. Dresher.(3)
10.8      Warrant dated February 2, 1998 issued by the Registrant to
          Alan Baron.(3)
10.9 Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/
          Naomi Bodner Partnership and Ace Foundation, Inc.(3)
10.10 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of George Karfunkel.(3)
10.11 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Michael Karfunkel.(3)
10.12 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Laura Huberfeld/Naomi Bodner Partnership.(3)
10.13 Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Huberfeld Bodner Family
          Foundation, Inc.(3)
10.14 Warrant dated February 24, 1998 issued by the Registrant to George Karfunkel.(3)
10.15 Warrant dated February 24, 1998 issued by the Registrant to Michael Karfunkel.(3)
10.16     Warrant dated February 24, 1998 issued by the Registrant to
          Laura Huberfeld/Naomi Bodner Partnership.(3)
10.17 Warrant dated February 24, 1998 issued by the Registrant to Huberfeld Bodner Family Foundation, Inc.(3)
10.18     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of George Karfunkel.(3)
10.19     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of Ace Foundation.(3)
10.20     Warrant dated March 5, 1998 issued by the Registrant to Alan
          R. Dresher.(3)
10.21     Warrant dated March 5, 1998 issued by the Registrant to
          Bulldog Capital Management.(3)
10.22     Warrant dated March 5, 1998 issued by the Registrant to Alan
          Baron. (3)
10.23 Convertible Preferred Stock Purchase Agreement between the Registrant and JNC Opportunity Fund Ltd. dated March 24, 1998(4).
10.24 Registration Rights Agreement dated March 24, 1998 between the Registrant and JNC Opportunity Fund, Ltd. (4)

10.25     Escrow Agreement dated March 24, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (4)
10.26     Warrant dated March 24, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (4)
10.27     Warrant dated March 24, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (4)
10.28     Escrow Agreement dated May 7, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (5)
10.29     Warrant dated May 7, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (5)
10.30     Warrant dated May 7, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (5)
10.29     Warrant dated July 31, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (8)
10.30     Warrant dated July 31, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (8)
10.31 Loan and Security Agreement by and between Ameritel Communications, Inc. and Foothill Capital Corporation dated as of June 5, 1998 (6)
10.32     Convertible Preferred Stock Purchase Agreement dated as of
          July 29, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Laura Huberfeld/Naomi Bodner Partnership and Huberfeld Bodner Family Foundation, Inc. (7)
11        Computation of Earnings per Share (8)
27        Financial Data Schedule (8)
99.1      Risk Factors (8)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1997.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 1998.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on July 7, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on July 29, 1998.
(8)   Filed herewith.
(b)  REPORTS ON FORM 8-K
The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998


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

Date: August 14, 1998