Form 10-Q
period 1998-09-30
USCI INC
filed 1998-11-19
CIK 907069

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

As of November 11, 1998, 11,004,089 shares of $.0001 par value Common Stock were outstanding.

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

                                   USCI, INC.
                                   FORM 10-Q

                                     INDEX


Part I            FINANCIAL INFORMATION                                    PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three months ended September 30, 1998
                           and September 30, 1997

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Nine months ended
                           September 30, 1998 and September 30, 1997

                           Condensed Consolidated Statements of Cash
                           Flows for the Nine months ended
                           September 30, 1998 and September 30, 1997

                           Notes to Condensed Consolidated
                           Financial Statements

        Item 2             Management's Discussion and Analysis of
                           Financial Condition and Results of Operations for the Nine month and Three month periods ended September 30, 1998 and September 30, 1997

        Item 3 Quantitative and Qualitative Disclosures about Market Risk - None

PART II           OTHER INFORMATION

        Item 1             Legal Proceedings - None
        Item 2             Changes in Securities
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information
        Item 6             Exhibits and Reports on Form 8-K

                                   USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30, 1998
                                                         (unaudited)      December 31, 1997*
                                                     ------------------   ------------------

ASSETS
CURRENT ASSETS:

Cash and cash equivalents, including restricted
  cash of $677,101 in 1998 and $731,500 in 1997          $    700,604       $  1,105,530
Accounts receivable--trade, net of allowances of
  $3,600,000 in 1998 and $1,250,000 in 1997                15,141,073          4,895,952
Accounts receivable--other, net of allowances of
  $100,000 in 1998 and $137,000 in 1997                       181,746          1,102,084
Inventory                                                       7,587             25,458
Prepaid expenses                                              437,852            134,510
                                                         ------------       ------------
           Total current assets                            16,468,862          7,263,534
                                                         ------------       ------------
PROPERTY AND EQUIPMENT, net                                 2,038,447          3,422,476
OTHER ASSETS                                                1,798,910          2,908,037
                                                         ------------       ------------
  Total Assets                                           $ 20,306,219       $ 13,594,047
                                                         ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable                                          $          0       $  3,305,000
  Bank Debt                                                 8,486,199                  0
  Accounts payable                                         10,779,375          3,939,212
  Accrued expenses                                          5,743,046          4,315,161
  Commissions payable                                       4,645,348          6,651,597
  Promotional deposits                                      1,296,055          1,696,055
                                                         ------------       ------------
        Total current liabilities                          30,950,023         19,907,025
                                                         ------------       ------------
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value;
  5,000 shares authorized, 1,937 shares issued at
  September 30, 1998                                               19                  0
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 11,402,630 shares issued at September 30,
  1998 and 10,267,309 shares issued at December 31, 1997        1,137              1,027
Additional paid-in capital                                 55,360,876         33,714,623
Warrants                                                    7,769,000          3,122,000
Accumulated deficit                                       (73,746,790)       (43,122,578)
Treasury stock, at cost, 5,500 shares in 1998 and 1997        (28,050)           (28,050)
                                                         ------------       ------------
     Total Stockholders' Deficit                          (10,643,804)        (6,312,978)
                                                         ------------       ------------
  Total Liabilities and Stockholders' Deficit            $ 20,306,219       $ 13,594,047
                                                         ============       ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   USCI, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT


                                             Three Months Ended September 30,
                                                   1998  (Unaudited)  1997
                                             ============       =============

REVENUES
  Subscriber Sales                            $ 11,514,922      $  1,202,811
  Activation Commissions                             2,290           405,883
  Other Operating Revenues                               0            21,794
                                              ------------      ------------
Total Revenues                                  11,517,212         1,630,488
                                              ------------      ------------
COST OF SALES
  Cost of subscriber sales                       6,464,521           673,489
  Cost of activation commissions                       800           141,926
                                              ------------      ------------
Total cost of sales                              6,465,301           815,415
                                              ------------      ------------
GROSS MARGIN                                     5,051,891           815,073
                                              ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            7,317,464         4,572,856
  Subscriber acquisition and promotional costs   4,533,544         1,584,441
                                              ------------      ------------
Total Operating Expenses                        11,851,008         6,157,297
                                              ------------      ------------
OPERATING LOSS                                  (6,799,117)       (5,342,224)
Interest expense (income), Net                   1,992,012           (30,714)
                                              ------------      ------------

LOSS BEFORE INCOME TAXES                        (8,791,129)       (5,311,510)
Income Taxes                                             0                 0
                                              ------------      ------------
NET LOSS                                        (8,791,129)       (5,311,510)
Deficit at Beginning of Period                 (64,757,113)      (21,419,817)
Preferred Dividend Declared                       (198,548)                0
                                              ------------      ------------
Deficit at End of Period                      $(73,746,790)     $(26,731,327)
                                              ============      ============

Basic and Diluted Net Loss per Share          $      (0.79)     $      (0.52)
                                              ============      ============
Weighted Average Common Shares Outstanding      11,322,687        10,265,481
                                              ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   USCI, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT


                                              Nine Months Ended September 30,
                                                 1998   (Unaudited)  1997
                                              ===========       ============

REVENUES
  Subscriber Sales                            $ 33,263,289      $  1,845,051
  Activation Commissions                            13,040         2,854,292
  Other Operating Revenues                               0           232,994
                                              ------------      ------------
Total Revenues                                  33,276,329         4,932,337
                                              ------------      ------------
COST OF SALES
  Cost of subscriber sales                      19,163,868           964,944
  Cost of activation commissions                     9,400         1,277,684
                                              ------------      ------------
Total cost of sales                             19,173,268         2,242,628
                                              ------------      ------------
GROSS MARGIN                                    14,103,061         2,689,709
                                              ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative           19,482,410        12,815,282
  Subscriber acquisition and promotional costs  17,589,398         2,633,076
                                              ------------      ------------
Total Operating Expenses                        37,071,808        15,448,358
                                              ------------      ------------
OPERATING LOSS                                 (22,968,747)      (12,758,649)
Interest expense (income), Net                   7,330,250          (363,298)
                                              ------------      ------------

LOSS BEFORE INCOME TAXES                       (30,298,997)      (12,395,351)
Income Taxes                                             0                 0
                                              ------------      ------------
NET LOSS                                       (30,298,997)      (12,395,351)
Deficit at Beginning of Period                 (43,122,578)      (14,335,976)
Preferred Dividend Declared                       (325,215)                0
                                              ------------      -------------
Deficit at End of Period                      $(73,746,790)     $(26,731,327)
                                              ============      ============
Basic and Diluted Net Loss per Share          $      (2.83)     $      (1.21)
                                              ============      ============
Weighted Average Common Shares Outstanding      10,814,176        10,246,300
                                              ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   USCI, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Nine Months Ended September 30,
                                                     1998 (Unaudited) 1997
                                                 ===========       =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(30,298,997)   $(12,395,351)
Adjustments to reconcile net loss to

 net cash used in operating activities:

   Depreciation and amortization                   2,016,985       1,486,013
   Amortization of discount on notes payable       5,342,000               0
   Amortization of deferred financing costs          980,250               0
   Provision for losses on accounts receivable     3,115,650         554,139
Changes in operating assets and liabilities:
     Accounts receivable - trade                 (16,397,771)     (1,291,596)
     Accounts receivable - other                     957,338       1,152,178
     Inventory                                        17,871               0
     Prepaids and other assets                       169,549         (68,814)
     Commissions payable                             993,751         212,186
     Accounts payable and accrued expenses         8,268,049        (591,766)
     Deposits payable                                      0          (6,358)
     Promotional deposits                           (400,000)       (214,947)
                                                 -----------    ------------
      Total adjustments                            5,063,672       1,231,035
                                                 -----------    ------------
      Net cash used in operating activities      (25,235,325)    (11,164,316)
                                                 -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (544,505)       (658,730)
                                                 -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                        6,000,000               0
Repayments of notes payable                       (4,500,000)              0
Proceeds from Term Loan                            6,669,600               0
Repayments of Term Loan                             (608,919)              0
Borrowings on Revolving Line of Credit             8,816,954               0
Repayments on Revolving Line of Credit            (6,391,436)              0
Costs associated with Term Loan & Line of Credit    (432,465)              0
Issuance of common stock                           2,625,319               0
Costs associated with issuance of common stock      (192,421)              0
Issuance of preferred stock                       15,000,000               0
Costs associated with issuance of
    preferred stock                               (1,616,372)              0
Issuance of stock upon exercise of warrants            3,751               0
Issuance of stock upon exercise of options               893          39,207
                                                ------------    ------------
   Net cash provided by financing activities      25,374,904          39,207
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH                     (404,926)    (11,783,841)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                          1,105,530      15,581,244
                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    700,604    $  3,797,405
                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the nine month and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Net loss for the nine month and three month periods ended September 30, 1998 is adjusted by dividend requirements of $325,215 and $198,548 respectively related to the Company's Convertible Preferred Stock.

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

On June 23, 1998, the Company issued 343,356 shares of Common Stock upon the conversion of $1,150,000 principal amount and accrued interest on 10% Convertible Notes issued by the Company in February 1998. On July 16, 1998, the remaining $350,000 principal amount and accrued interest was converted into 119,281 shares of Common Stock of the Company for a total converted amount of $1,500,000 principal amount plus accrued interest.

On July 29, 1998, the Company issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4 million 8% unsecured Convertible Restated Notes due July 31, 1998 and issued an aggregate of 34,000 shares of Common Stock at a purchase price of $4.00 per share in payment of the accrued interest on the Notes. The Series D Preferred Stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for five trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of Common Stock for the 25 trading days preceding the conversion notice, with a floor of not less than $4.00 per share and a ceiling of not more than $6.00 per share. The Series D Preferred Stock is redeemable at the Company's option at the then applicable conversion price. Since the Company did not complete a private offering of equity and debt securities by October 15, 1998, the shares of Series D Convertible Preferred Stock are convertible into shares of Common Stock at a conversion price equal to the lesser of $5.00 per share or 80% of the average closing sales price of the Company's Common Stock during the last five trading days prior to conversion. Reference is made to the Company's Current Report on Form 8-K dated and filed on July 29, 1998 and the exhibits filed therewith for a complete description of all terms of the Series D Convertible Preferred Stock and the Securities Purchase Agreement pursuant to which it was issued.

For the three months ended September 30, 1998, an aggregate of 65 shares of Series A Convertible Preferred Stock and accrued dividends were converted into 226,748 shares of Common Stock of the Company of which 213,480 shares were purchased at $3.0104 per share and 13,268 shares were purchased at $1.5583 per share.

For the three months ended September 30, 1998, an aggregate of 25 shares of Series D Preferred Stock and accrued dividends were converted into 588,191 shares of the Company's Common Stock at $0.345 per share.

The Company is in default under both of the Convertible Preferred Stock Agreements ("Agreements") above due to certain events such as failure to register certain underlying securities, the delisting of the Company's common stock from the NASDAQ National Market System along with other technical noncompliance with the Agreements. The occurrence of these defaults and non compliance gives the holders of the Preferred Stock the right to call for redemption of part or all of the amounts of unconverted Preferred Stock. These defaults have been waived by 89% of the holders through January 1, 1999. The Company is negotiating to obtain a waiver for the remaining 11%.

Note 4:  BANK FINANCING AND LETTERS OF CREDIT

On June 5, 1998, the Company entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. (the "Foothill Credit Facility"). The Foothill Credit Facility provides for term loans which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivables and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. The Foothill Credit Facility is secured by substantially all of the Company's assets including its contracts with cellular subscribers. The Company received proceeds of $6.1 million upon the closing of the Foothill Credit Facility, of which $3 million was used to reduce secured trade payables and the balance was used for other working capital and past due obligations. As of September 30, 1998, the total outstanding under the Foothill Credit Facility was approximately $8.5 million and as of November 12, 1998, the Company was indebted under the Foothill Credit Facility for approximately $9.8 million.

The Company is in default in the performance of its obligations under the terms of the Credit Facility by failing to pay amounts due and payable thereby creating an overadvance and by failing to comply with other material obligations and financial covenants. On November 18, 1998, the Company entered into a Forbearance Agreement with Foothill which acknowledges 1) the aforementioned defaults, 2) provides for forbearance by Foothill from exercising it's rights and remedies under the Credit Facility on account of such default until December 4, 1998, and 3) permits the Company an allowable overadvance of up to $750,000 through December 4, 1988 continues to advance funds to the Company. Due to the defaults mentioned above all amounts due to Foothill are classified as current.

Subsequent to September 30, 1998, approximately $2.7 million of Standby Letters of Credit issued on behalf of Ameritel Communications, Inc., a wholly-owned subsidiary of the Company, have been drawn down out of a total of $3.1 million in Letters of Credit issued by an investment bank in 1997. Payment to the beneficiaries of these Letters of credit constitute payment of existing obligations of the Company and do not create liabilities that would not otherwise be recorded in the Company's financial statements. The issuer of the Letters of Credit has made a demand upon Ameritel to repay the amounts paid under the Letters of Credit which have not been repaid.

Note 5:  CONTRACT TERMINATION

On October 13, 1998 the Company's contract with RadioShack, a division of Tandy Corporation was terminated. RadioShack has demanded payments of claimed amounts due and advised the Company that because of purported defaults in agreements between the Company and RadioShack, the Cellular Service Agreement with RadioShack was terminated. As a result, the Company is no longer activating new subscribers referred by RadioShack. In an effort to collect part of amounts claimed as due RadioShack has drawn down $2.5 million against a Standby Letter of Credit provided for by the Company under the terms of the original Cellular Service Agreement dated October 1, 1997 (see Note 4). Customers referred by RadioShack accounted for approximately 83% of the Company's revenues during the nine months ended September 30, 1998.

Note 6:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 7:  COMPREHENSIVE INCOME

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

OVERVIEW

The Company was organized as U.S. Communications, Inc. in 1991 and commenced operations in mid-1993 as a cellular activation processing agent. Between 1993 and 1996 the Company expanded its operations as a sales, marketing and activation processing agent for facilities-based cellular and paging carriers. By late 1996, the Company had entered into agency agreements with cellular carriers which enabled the Company to offer cellular activation service in virtually all of the Metropolitan Statistical Areas ("MSAs") and a majority of the Rural Service Areas ("RSAs") in the United States.

In the fourth quarter of 1996, the Company began a planned transition to becoming a national reseller of wireless communications services. During 1997, the Company entered into reseller agreements with a number of facilities-based cellular and paging carriers to replace, on a market by market basis, its carrier agency agreements.

Historically, the Company's revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. For the three months ended September 30, 1998, reseller revenues were $11.5 million.

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

Subscriber acquisition and promotional costs includes commission payments made by the Company to its channels of distribution (or to equipment suppliers on their behalf) for each activation by their customers of a cellular telephone, certain advertising costs incurred by the Company or its distribution channels and reduced access and/or free airtime for a limited period to its cellular subscribers. These costs are recoverable from the long-term revenue stream created by the continuation of subscribers services. The Company's ability to capture such revenue streams may be adversely affected by service cancellations ("churn") and by losses caused by fraudulent use of service by third persons which, by law, are not recoverable from subscribers (access fraud). Under existing agreements with the carriers providing the Company with cellular service, the wholesale cost of access fraud is generally recoverable and although not generally recoverable, subscriber fraud (a customer fraudulently uses another person's identification to become a subscriber of the Company) is also recoverable under certain circumstances. The Company is attempting to mitigate churn through competitive pricing, and retention programs and has taken steps to mitigate losses due to fraud through improved controls and the hiring of additional personnel to monitor fraud and install fraud prevention procedures.

Selling expense includes the costs of providing sales and other support services for customers including salaries and commissions to salesforce personnel and the Company's independent sales representatives. General and administrative expense include the costs of the billing and information systems, other administrative expenses, personnel required to support the Company's operations as well as all amortization expenses.

The Company experienced significant growth in its resale operations in the latter half of 1997 and the first half of 1998 and has experienced and continues to experience significant operating and net losses and negative cash flow from operations. The Company expects that operating and net losses and negative cash flow from operations will continue until such point that the revenue from subscribers exceeds the direct costs to carriers and the overhead that the Company is rapidly reducing. At such time the Company may experience operating and net profits and positive cash flow. There is no assurance that the Company will be able to achieve revenue from subscribers that will exceed direct costs to carriers and the reduced overhead it is attempting to achieve. See "Liquidity and Capital Resources."

As a result of the Company's inability to obtain sufficient financing to fund the rapid growth it experienced during the past 12 months, the Company was unable to pay its principal vendors and customers the amounts owed by the Company on a timely basis including the amounts due under the terms of a Forbearance Agreement dated May 13, 1998, as amended, entered into with its principal customer, RadioShack, a division of Tandy corporation, and to finance the cost of doing future business with such customer, which accounted for approximately 83% of the Company's revenues during the nine months ended September 30, 1998. On October 13, 1998, RadioShack demanded payments of claimed amounts due and advised the Company that because of purported defaults in agreements between the Company and RadioShack, the agreement to supply cellular radio service to the customers of RadioShack was terminated.

In order to reduce the operating costs and the acquisition costs of obtaining new subscribers, the Company has reduced its staff from 270 in September 1998 to 105 employees currently and has substantially curtailed the enrollment of new cellular subscribers. The Company is also actively seeking to negotiate terms with its existing vendors and suppliers to extend the terms of payments for the amounts due to such companies.

In order to substantially reduce the acquisition costs associated with traditional sale of cellular service through the Company's channels of distribution, the Company has elected to change its strategy and concentrate on the sale of prepaid cellular service through existing channels of distribution and on the Internet. To implement this new prepaid strategy, the Company has entered into an agreement with a major manufacturer of cellular telephones and is currently negotiating with channels of distribution to introduce the Company's new prepaid cellular program. Successful implementation of this strategy will depend, in part, upon the Company's ability to obtain the financing necessary to implement the program and conclude agreements with the channels of distribution for the introduction of the program. There is no assurance and no representation is made that the Company will be successful in either obtaining the necessary capital or concluding the necessary business arrangements with the channels of distribution to sell the prepaid program.

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

Total revenues for the nine months ended September 30, 1998 ("1998 Nine Months"), consisting primarily of subscriber sales, were $33,276,329 as compared to $4,932,337 for the nine months ended September 30, 1997 ("1997 Nine Months"). Total revenues for the three months ended September 30, 1998 ("1998 Quarter"), consisting primarily of subscriber sales, were $11,517,212 as compared to $1,630,488 for the three months ended September 30, 1997 ("1997 Quarter").

The increased revenues for the 1998 Nine Months and 1998 Quarter are attributable to increased sales of the Company's Ameritel brand cellular and paging services. Cellular and paging subscriber revenues amounted to $33,263,289 for the 1998 Nine Months compared to $1,845,051 for the 1997 Nine Months and $11,514,911 for the 1998 Quarter compared to $1,202,822 for the 1997 Quarter.

Agency activation commissions, which the Company receives from other wireless carriers for which it performs activation processing services, decreased significantly from the 1997 Nine Months to the 1998 Nine Months due to the Company's transition from agent to reseller. Agency commissions in the 1998 Nine Months were $13,040 as compared to $2,854,292 in the 1997 Nine Months. Agency commissions for the 1998 Quarter were $2,290 as compared to $405,883 in the 1997 Quarter.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime (including local, long distance and roaming) and services resold to the Company's subscribers, amounted to $19,163,868 and $6,464,521 for the 1998 Nine Months and 1998 Quarter,
respectively, and $964,944 and $673,489 for the 1997 Nine Months and 1997 Quarter, respectively. The gross margin for subscriber sales were $14,099,421 or 42% and $5,050,401 or 44% for the 1998 Nine Months and 1998 Quarter, respectively, and $880,107 or 48% and $529,322 or 44% for the 1997 Nine Months and 1997 Quarter, respectively. The increase in gross margin dollars from the 1997 to 1998 periods is due to the substantial increase in the number of markets in which the Company operated as a reseller rather than as an agent.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by the Company in its efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers, equipment suppliers and outside sales representatives, below cost discounts, such as reduced monthly access charges and/or free airtime granted to subscribers when utilizing the Company's cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $17,589,398 and $4,533,544 for the 1998 Nine Months and 1998 Quarter, respectively and $2,633,076 and $1,584,441 for the 1997 Nine Months and 1997 Quarter, respectively.

Since the Company has substantially curtailed its acquisition of new subscribers under existing programs, it believes that the subscriber acquisition and promotional costs will be substantially reduced in future quarters.

Selling, general and administrative expenses for the 1998 Nine Months aggregated $19,482,410 as compared to $12,815,282 for the 1997 Nine Months and $7,317,464 for the 1998 Quarter as compared to $4,572,856 for the 1997 Quarter, reflecting the Company's growth. Salaries and related employee benefits increased by 56% to approximately $7.8 million for the 1998 Nine Months from approximately $5.0 million for the 1997 Nine Months and by 35% to approximately $2.3 million for the 1998 Quarter from approximately $1.7 million for the 1997 Quarter, reflecting the Company's hiring of executive, managerial, customer service and information systems personnel to support its growth. Telecommunications expenses were unchanged at $1.4 million for the 1998 Nine Months and Nine Months and decreased by 21% to $377,000 for the 1998 Quarter from $474,000 for the 1997 Quarter. Billing and credit review services increased to $1.8 million for the 1998 Nine Months from $129,000 for the 1997 Nine Months and increased to $695,000 for the 1998 Quarter from $95,000 for the 1997 Quarter. Bad debt expense increased to $3.1 million for the 1998 Nine Months from $742,000 for the 1997 Nine Months and to $2.1 million for the 1998 Quarter from $318,000 for the 1997 Quarter. The increase in both billing and credit review and provision for bad debt is due, in substantial part, to increased activity and growth of the reseller business. As a percentage of revenues, selling, general and administrative expenses exclusive of depreciation and amortization and bad debt were 38% for the 1998 Quarter compared to 54% in the first quarter of 1998 and 39% in the second quarter of 1998.

Interest Expense

Interest expense (net of income) aggregated approximately $7.3 million and $2.0 million in the 1998 Nine Months and 1998 Quarter, respectively, and interest income (net of expense) aggregated approximately $400,000 and $31,000 for the 1997 Nine Months and 1997 Quarter, respectively. The increase in interest expense during 1998 is related to approximately $6.3 million for the 1998 Nine Months and $1.4 million for the 1998 Quarter of non-cash interest expense attributable to the fair value of warrants issued in connection with three private financings and to the Company's use of cash and cash equivalents and the effect of borrowings to fund increased operating expenses and capital expenditures discussed above. See "Liquidity and Capital Resources."

Net Loss

The Company incurred net losses of $30,298,997 and $12,395,351 for the 1998 Nine Months and 1997 Nine Months, respectively and incurred net losses of $8,791,129 and $5,311,510 for the 1998 Quarter and 1997 Quarter, respectively.

Liquidity and Capital Resources

At September 30, 1998, the Company's working capital deficiency was $14,481,161 compared to a working capital deficiency of $12,643,491 at December 31, 1997. Cash and cash equivalents totaled $700,604 (of which $677,101 was restricted) at September 30, 1998 compared to $1,105,530 (of which $731,500 was restricted) at December 31. 1997. The Company's stockholders' deficit was $10,643,804 at September 30, 1998, compared to a stockholders' deficit of $6,312,978 at December 31, 1997.

For the nine months ended September 30, 1998, the Company continued to experience monthly negative cash flow from operations due to its growing subscriber base which created a working capital deficiency due to the initial acquisition costs and the other working capital needs associated with the high rate of subscriber growth.

In order to fund its operations, the Company obtained additional financing aggregating $3.1 million in October, 1997 through letter of credit financing from an investment banking firm, an additional $23.5 million was raised in 1998 as follows: short term loans totaling $6.0 million from private individuals (of which $500,000 was repaid in the first quarter of 1998, $1.5 million plus accrued interest which was converted into a total of 462,637 shares of Common Stock and $4.0 million was exchanged for 500 shares of 6% Series D Convertible Preferred Stock) and entered into the Credit Facility (described below) in June 1998. In addition, the Company raised approximately $2.4 million from the private sale of Common Stock and $15.0 million from the private sale of Convertible Preferred Stock through July 31, 1998. The $3.1 million letter of credit financing is collateralized by Common Stock of the Company pledged by officers, directors and a stockholder of the Company. Subsequent to September 30, 1998, Letters of Credit aggregating $2.7 million (out of $3.1 million above) have been drawn down and the issuer of the letter of credit has demanded payment from the Company. Payment to the beneficiaries of these Letters of Credit constitute payment of existing obligations and do not create liabilities that would not otherwise be recorded in the Company's financial statements. The Company has not made payment of any of the sums demanded by the issuer of the letter of credit.

In connection with these financings, the Company also issued warrants to purchase an aggregate of 5,462,284 shares of Common Stock as of July 31, 1998 at exercise prices ranging from $5.00 to $7.1875 per share. Reference is made to Note 3 of the Notes to Condensed Consolidated Financial Statements included as part of this Quarterly Report.

The Company is in default under both of the Convertible Preferred Stock Agreements ("Agreements") above due to certain events such as failure to register certain underlying securities, the delisting of the Company's common stock from the NASDAQ National Market System along with other technical noncompliance with the Agreements. The occurrence of these defaults and non compliance gives the holders of the Preferred Stock the right to call for redemption of part or all of the amounts of unconverted Preferred Stock. These defaults have been waived by 89% of the holders through January 1, 1999. The Company is negotiating to obtain a waiver for the remaining 11%.

In June 1998 the Company entered into an agreement providing for $20.0 million revolving credit and term loan facility with Foothill Capital Corp. Availability under this facility is dependent upon meeting certain formulas. Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements included as part of this Quarterly Report.

As of November 12, 1998, the Company was indebted under the Foothill Credit Facility for approximately $9.8 million. The Company is in default in the performance of its obligations under the terms of the Credit Facility by failing to pay amounts due and payable thereby creating an overadvance and by failing to comply with other material performance obligations and financial covenants. On November 18, 1998, the Company entered into a Forbearance Agreement with Foothill which acknowledges 1) the aforementioned defaults, 2) provides for forbearance by Foothill from exercising it's rights and remedies under the Credit Facility on account of such defaults until December 4, 1998, and 3) permits the Company an allowable overadvance of up to $750,000 through December 4, 1998 and continues to advance funds to the Company. There is no assurance that the Forbearance Agreement will be extended beyond December 4, 1998.

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

The Company currently requires substantial amounts of capital to meet past due obligations and to fund current operations and is presently seeking to raise funds privately and restructure outstanding obligations. There is no assurance, however, and no representation is made that the Company will be successful in raising funds privately. If the Company is not successful in obtaining adequate financing and is unable to restructure or repay its indebtedness, it will be required to cease all of its operations. In addition, if it experiences unanticipated costs or pricing or other competitive pressures, if the Company is unable to avail itself of additional amounts under the Foothill Credit Facility, if Foothill Capital Corp. exercises its remedies under the Foothill Credit Facility or if the Company's plans or assumptions change or otherwise prove to be inaccurate, the Company will be required to curtail its planned changes in marketing strategy reduce or cease all of its operations.

INFLATION

To date, inflation has not had any significant impact on the Company's business.

PART II

Item 2 - CHANGES IN SECURITIES

Previously reported under Item 5 of the Company's Current Report on Form 8-K dated and filed on July 29, 1998.

Item 5 - OTHER INFORMATION

The shares of the Company's Common Stock have been delisted from the Nasdaq National Market effective as of the close of business on November 13, 1998 since the Company no longer meets the listing criteria. Trading of the Company's Common Stock will be available on the Bulletin Board effective November 16, 1998.

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

10.25     Escrow Agreement dated March 24, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (4)
10.26 Warrant dated March 24, 1998 granted by the Registrant to JNC Opportunity Fund Ltd. (4)
10.27 Warrant dated March 24, 1998 granted by the Registrant to Wharton Capital Partners, Ltd. (4)
10.28     Escrow Agreement dated May 7, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (5)
10.29     Warrant dated May 7, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (5)
10.30 Warrant dated May 7, 1998 granted by the Registrant to Wharton Capital Partners, Ltd. (5)
10.29 Warrant dated July 31, 1998 granted by the Registrant to JNC Opportunity Fund Ltd. (8)
10.30 Warrant dated July 31, 1998 granted by the Registrant to Wharton Capital Partners, Ltd. (8)
10.31 Loan and Security Agreement by and between Ameritel Communications, Inc. and Foothill Capital Corporation dated as of June 5, 1998 (6)
10.32     Convertible Preferred Stock Purchase Agreement dated as of
          July 29, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Laura Huberfeld/Naomi Bodner Partnership and Huberfeld Bodner Family Foundation, Inc. (7)
27        Financial Data Schedule (9) (for SEC use only)
99.1      Risk Factors (9)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1997.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 1998.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on July 7, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on July 29, 1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended June 30, 1998.
(9)   Filed herewith.

(b)  REPORTS ON FORM 8-K
On July 7, 1998, the Company filed a Current Report on Form 8-K disclosing that Ameritel Communications, Inc., a wholly-owned subsidiary of the Company, had entered into a four-year Loan and Security Agreement with Foothill Capital Corp. for a $20.0 million revolving line of credit and term loan facility.

On July 29, 1998, the Company filed a Current Report on Form 8-K disclosing that it issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4 million 8% unsecured Convertible Restated Notes due July 31, 1998.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

Date: November 19, 1998