Form 10-K
period 1998-12-31
USCI INC
filed 1999-06-25
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [ ]      No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average of the closing bid and ask price on June 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,575,000.

At June 22, 1999, 92,006,827 shares of the Registrant's Common
Stock were outstanding.

PART I

ITEM 1.  BUSINESS

Our company is the result of a merger which took place on May 15, 1995 between U.S. Communications, Inc., a privately held Delaware corporation and Trinity Six Inc., a publicly owned Delaware corporation ("Trinity"). Prior to the merger, Trinity had not conducted any business activities other than seeking to effect a merger with an operating business. Upon completion of the merger, U.S. Communications, Inc. became a wholly-owned subsidiary of Trinity, which changed its name to USCI, Inc. In this report, all references to the merged company will include U.S. Communications, Inc. prior to the Merger and USCI, Inc. and its wholly-owned subsidiary, Ameritel Communications, Inc., unless we indicate to the contrary.

OVERVIEW

We are a reseller of wireless services in the United States with eight years of wireless communications, marketing and sales experience. Before becoming a reseller, we acted as an agent for major United States cellular and paging carriers in the sale of cellular and paging services through national distribution channels.

In order to provide a national footprint for the sale of such services, we negotiated contracts with more than 20 cellular carriers (currently six). We also developed software systems and processes to permit our customers to promptly and efficiently process the subscriber applications necessary to activate cellular and paging services purchased through these national channels of distribution.

In October 1997, we entered into an agreement with RadioShack, a division of Tandy Corporation under which we were appointed the exclusive provider of cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area.
Subsequently, the agreement was amended to cover Puerto Rico and the Virgin Islands. During the next 12 months, RadioShack accounted for more than 78% of the cellular subscribers which we acquired. On October 1, 1998, RadioShack agreed to an amendment to add digital services to Ameritel's product offerings. In October 1998, RadioShack terminated its agreement with us and instituted a lawsuit in which they claim that we owe them $11.2 million in commissions and other fees. We have filed an answer denying RadioShack's claims and have also filed a counterclaim against RadioShack/Tandy in which we claim that through their actions and conduct, we incurred substantial damages in excess of their claims.

RadioShack's termination of our contract with them contributed significantly to our inability to secure the financing necessary to support the servicing of our cellular subscriber base. The termination of our RadioShack contract also created defaults under our loan agreement with Foothill Capital Corp. In order to conserve our capital, we reduced our workforce, which included a substantial number of customer service and collection personnel, from 280 to 85 employees and reduced our leased facilities from 23,000 square feet to 18,000 square feet. These reductions, as well as the adverse publicity resulting from the termination of the RadioShack contract, reduced the effectiveness of our customer service and collection department resulting in substantially higher churn rates. We also continued to seek additional financing during 1998 and the first quarter of 1999.

Although RadioShack represented our largest retail distribution channel, the costs and risks associated with doing business with them were very high. The subscriber acquisition costs were excessive and the cost of servicing cellular subscribers which they referred to us exceeded the costs which we incurred in dealing with other channels of distribution. In October 1998, subsequent to the termination of the RadioShack contract, in an effort to cut costs, we adopted a major shift in strategy to focus on the introduction of prepaid cellular services targeting direct response marketing, and specialized channels of distribution and in the development of an Internet e-commerce site.

In November 1998, we sold 22,000 paging subscribers, subject to certain conditions, representing the bulk of our paging services subscriber base, to Metrocall for $876,000 representing the sums due and owing for paging services previously purchased from Metrocall.

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million from which an additional multiple draw term loan in an amount up to $7 million was made available. The $7 million is being funded by certain preferred shareholders through a participation and can be released only upon certain conditions. We intend to use these funds for working capital and to settle, where possible, our outstanding obligations.

Following the closing of the Foothill Amended Loan Agreement, all of the holders of our preferred shares entered into an agreement with us under the terms under which they converted $1.5 million stated value of preferred stock for 75 million shares of our common stock at $0.02 per share, agreed to waive all future dividends on the outstanding preferred shares, waived all defaults under the terms of the preferred shares, and cancelled all outstanding options and warrants held by them covering 4,485,707 shares of common stock.

The agreement also provided for the issuance of 5,000,000 shares of common stock to Mr. Zuckerman as payment for his services in connection with our reorganization including the restructuring of the Foothill Capital credit facility and the negotiation of payment schedules for certain of our outstanding indebtedness. In addition, we also agreed to enter into a formal consulting agreement with him.

On May 11, 1999, our current Board of Directors resigned and were replaced by three new directors, one of which is to be selected as Chairman and Chief Executive Officer.

Pursuant to the agreement with the Preferred Shareholders, Mr. Bruce A. Hahn, formerly Chairman of the Board and Chief Executive Officer, will continue with sales, marketing and strategic planning responsibilities as the Executive Vice President of Americom On Line.Com, Inc., our newly organized subsidiary, which will deploy our new strategy.

We also appointed Mr. Bruce Layman as the Executive Vice President of Operations and interim Chief Operating Officer. Mr. Layman had previously served as an appointed Vice President of the company.

New Business Strategies

In October 1998, we announced a major shift in strategy to focus on the introduction of prepaid cellular services with uniform rate plans targeting direct response marketing, specialized channels of distribution and the development of an internet e-commerce site. We believe that this new business strategy will maintain gross profit margins and achieve lower promotional and subscriber acquisition costs.

Our objective is to become a national reseller of prepaid wireless services with uniform rate plans and centralized information processing systems to consumers through national distribution channels. We are implementing the following strategic elements to meet our objectives.

- We will concentrate on consolidating the number of cellular carriers from whom we purchase cellular service to maintain a more efficient operations process and a more controlled review of the rate structures in each market. Through consolidation, we believe that it will be possible to use a smaller group of cellular providers to effectively maintain national coverage and maximize the amounts of minutes of use on a single network on multiple markets.

- We will use new and effective terminal-based prepaid technologies to support our potential growth.

- We will attempt to expand the number of electronic media channels, expand into new specialized distribution channels and launch a new internet e-commerce strategy linking internet sites and promoting our own site on various forms of electronic media in order to promote our prepaid strategy.

- We intend to continue our efforts to retain our existing subscriber base by increasing the focus of our customer service staff on retaining subscribers and converting them from analog to digital technology.

- We will seek to reduce our operating costs through the use of our centralized order processing platform and the development of browser based technology.


As part of our new marketing strategy, we concluded a marketing agreement with the U.S. division of a major Japanese electronics manufacturer, Niigata Seimitsu, to provide products for its prepaid cellular platform. In addition, we entered into a license agreement with US Intellicom, Inc. to provide software compatible with the cellular telephones to be offered by us in our prepaid cellular program.

We have also recently initiated efforts to launch a prepaid cellular program for the major electronic media channels and specialized distribution channels not traditionally engaged in the sale of wireless telephones.

While developing our new marketing strategy, we have also been concentrating on retaining our cellular subscriber base with reduced resources. We have also devoted resources to detect and remove subscriber/cloning fraud and focus upon converting our remaining subscriber base from analog to digital cellular service.

Since October 1998, we have not added any new subscribers and have directed our limited resources to preserve the subscriber base now consisting of approximately 35,000 active cellular subscribers.

We obtain cellular telephone numbers, and purchase cellular access and airtime from facilities-based carriers at wholesale rates, and then resell the cellular access, airtime and related services to our subscribers at retail rates.

Carrier Relationships

We will continue to provide cellular and paging services under our new strategy by purchasing access and airtime from facilities-based carriers at wholesale rates and reselling the access and airtime at retail rates. In the past, we have been able to negotiate favorable carrier agreements that provide coverage throughout substantially all of the United States and do not require "take-or-pay conditions." These multiple carrier agreements gave us the ability to control the structure of our national rate plans and distribute our services through its national distribution channels.

We presently have the following carrier agreements with six nonaffiliated facilities-based cellular service providers which authorize us to resell the cellular service provided by these carriers for our existing subscribers.

AirTouch
AT&T Wireless Services	Puerto Rico Telephone Co.
First Cellular	SBC Communications
GTE Mobilnet

Additional agreements with certain existing carriers as well as new agreements with new carriers will need to be negotiated to activate new subscribers.

Proprietary Activation Service Network

We have developed an activation and information services network, which and gives access to a prospective subscriber to information about our available communications service plans. Our system both expedites and simplifies the complex administrative functions necessary to initiate, complete and support activations of wireless telephones to and from multiple locations in the continental U.S. and Puerto Rico.
During the second half of 1998, we initiated the recoding of our key internal client operating systems to employ browser-based technology, which gives our employees a uniform means to access to our data and systems. At the same time, we have also reorganized and converted our multi-platform data bases into a centralized relational SQL data base. We have also streamlined and enhanced our network topology to increase performance and security controls. The enhancements to our software and systems has resulted in a systems environment with increased stability and throughput. The convergence of our systems has also lowered the costs of maintenance, data, modeling and systems development.

These systems advancements have been a principal factor in our ability to reduce operating costs in the fourth quarter of 1998. During that quarter, we also leveraged our systems infrastructure to implement several cost reducing measures by offering our subscribers to access the current status of their billing by a voice response systems which details current amount due, last payment and adjustments applied to the account. We now offer our subscribers several cost-effective options for communicating with us. Our subscribers now have the ability to access our customer care website (www.ameritel.org), request a fax back customer care form or leave a prompted voice mail messages. All of the data collected from these various sources are either directly received or transcribed each day into our internally developed customer care tracking system.

The customer care tracking system queues and routes customer related issues to the appropriate representative for handling. The systems real-time browser-based reporting has contributed significantly to management's ability to track and audit the process of customer care issue resolution, employee performance and productivity. Our browser technology and relational data base structure gives us the next day access to accounts receivable, customer status, billing, collections and fraud management reports and data which is continually monitored to correct billing errors and retrain employees who may have entered incorrect information into our billing system. These systems have improved customer care service levels while reducing overhead costs.

Customer Service

In order to improve customer service, we are now focusing on the following:

- decreasing response time to customer issues with the ultimate objective of resolving such issues on the same day they are raised.

- increasing customer retention by offering competitive rate plans, incentives to our customer service representatives.

- prepare customer service departments to implement our new business strategies.

Equipment Distributor Relationships

The Company does not inventory or sell wireless equipment, except that we will purchase equipment for fulfillment as needed for our e-commerce site when ready. However, it assists in the negotiations, if requested by the national distribution channels with the supplier of both cellular and paging equipment.

Company Operations

We have developed a national market distribution strategy which we believe is unique in the wireless service industry. As a reseller, we purchase our cellular telephone access and airtime from facilities-based carriers at wholesale rates. We receive wholesale rates due to scale purchasing economies and because we absorb substantially all selling, marketing, bad debt and subscriber care costs that facilities-based carriers would otherwise assume. We then resell, at retail rates, the cellular services directly to our subscribers introduced to us by our national channels of distribution. Under our prior business plan, we did no direct selling to subscribers.

By entering into agreements with facilities-based carriers located throughout the United States, we have the ability to provide our distribution outlets with uniform rate plans enabling them to advertise price and promotions on a national basis. In addition, our mass market retailers benefit from our centralized platform for credit verification, service activation, subscriber care and billing. Currently, we are able to offer competitive pricing in certain but not all markets.

Distribution Channels

Our business strategy is to offer wireless communications services through various national channels. We have chosen to utilize several different channels of distribution to access consumers on a national basis:

Retail Mass Merchandisers

Until the termination of the agreement with our principal customer, we utilized the retail mass market channel as a major source of distribution for cellular services and entered into distribution agreements with several national and regional retail chains. Following the termination of the RadioShack agreement in October 1998, we did not have the capital to fund the acquisition of new subscribers and either terminated or suspended our agreements with the national chains which we previously serviced. Since October 1998, we have not added any new subscribers and we will not commence implementing our new prepaid cellular strategy until the third quarter of 1999.

RESEARCH AND SOFTWARE DEVELOPMENT

Our research and software development efforts emphasize both the continuous enhancement of our present systems and the development of additional related systems. Research and development efforts are designed to support both the needs of our channels of distribution and carrier needs and maintain the efficiency of our automated processing systems. In addition to its in-house staff, we utilize outside contractors on a project-by-project basis.
Research and development expenses for the years ended December 31, 1998, 1997 and 1996 aggregated $352,604, $129,592 and $110,222, respectively.
In addition, we incurred capital costs of $286,565, $731,529 and $752,506 in the years ended December 31, 1998, 1997 and 1996, respectively, for purchased and developed software. We anticipate the need for substantial on-going research and development expenditures with an emphasis on the internal growth of our management information system department.
INTELLECTUAL PROPERTY
We do not own any patents and have not filed any patent applications covering our software. We currently rely on unpatented proprietary technology, which may be duplicated. We employ various methods, including confidentiality agreements with employees and consultants, to protect our proprietary technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such technology or otherwise obtain access to it, which could have a material adverse effect on our competitive business position.
On July 28, 1998, "Ameritel" became registered as a service mark for cellular telephone and pager services in the U.S. Patent and Trademark Office. We have filed trademark applications for "RAP," "Cellular on the Go" and "Family Link."
COMPETITION
The wireless communications industry is highly competitive and is characterized by rapidly changing technologies. In the cellular industry, our principal competitors are cellular and PCS carriers and other resellers who market their services directly to the public. In every area where we offer our cellular services, we compete with incumbent local cellular service providers in the region, as well as with PCS providers that operate on both a local and a national basis. We also compete with a large number of paging carriers that provide local, regional and national service and who market their services primarily through direct sales and retailing arrangements.

Continuing technological advances in telecommunications, such as the development of ESMR systems and increasing use of satellite-based communications, make it difficult to predict future competition. However, as each of these and other similar technologies require activation, our systems have been developed to be compatible with all such technologies. We believe that new wireless communication technologies will be increasingly offered to subscribers through national channels of distribution, direct response companies and over the internet and accordingly, we believe that we will be able to effectively compete in this market.
EMPLOYEES
As of May 15, 1999, we employed a total of 85 people, including information systems personnel, customer service and support personnel, clerical and administrative staff. To date, we have successfully recruited a number of trained computer programmers (internal staff and outside contractors). None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that its relations with its employees are good.
ITEM 2.  PROPERTIES
Our executive offices and other facilities are located in Norcross, Georgia, a suburb of Atlanta. The premises, comprising approximately 18,000 square feet, are occupied pursuant to a month-to-month lease with current monthly rent payments of approximately $10,000. In addition to our offices, the facility houses our customer service center, and software development and computer facilities.
ITEM 3.  LEGAL PROCEEDINGS

(a)	On December 18, 1998, Tandy Corporation filed a suit against us in the District Court of Tarrant County, Texas, 67th Judicial District
(Civil Action No. 067-176523-98), claiming, among other things, that we owed RadioShack $11.2 million in commissions and other fees for referring cellular subscribers to us. We intend to vigorously defend the suit and have filed answers denying the material allegations of the complaint. We have also filed counterclaims alleging substantial set-offs to the suit in which we allege that RadioShack breached their contract with us, withheld customer funds and deposits, referred fraudulent subscriber applications to us, as a result of which we have suffered substantial damages.

While we believe that our defenses to the RadioShack claims are meretorious and that our counterclaims are valid and enforceable, there is no assurance and no representation can be made that we will be successful in either defending this suit or in prevailing in our counterclaims. In the event that RadioShack is successful in obtaining a judgment against us, we do not currently have the funds to pay any judgment and the failure to do so could subject us to both voluntary or involuntary bankruptcy proceedings.

As a result of our lack of capital following the termination our RadioShack contract, various vendors have instituted lawsuits against our inactive subsidiary, U.S. Communications, Inc. aggregating approximately $500,000 and we are attempting to negotiate settlements of these outstanding claims, some of which have been reduced to judgment.

Suits have also been instituted against our wholly-owned subsidiary, Ameritel Communications, aggregating approximately $225,000, not including the lawsuit by RadioShack.

Our inactive subsidiary, Wireless Communications Centers, Inc., has one lawsuit for approximately $20,000 which has been reduced to judgment. In addition, USCI, Inc., our parent corporation, is the subject of one lawsuit for approximately $35,000, not including the lawsuit by RadioShack.

Mr. Zuckerman is currently attempting to negotiate settlements of these suits as well as settlements of our outstanding indebtedness for which claims have not been filed. In all other cases, we intend to vigorously defend where appropriate, these lawsuit.

There is no assurance and no representation is made that we will be successful in either defending or settling these lawsuits or other claims being asserted by creditors. Failure to settle these matters will have a material adverse effect on our business and could compel us to seek protection under the federal bankruptcy system, either voluntarily or involuntarily.

(b)	The Company was not a party to any material legal proceeding that was terminated during the fourth quarter of the fiscal year ended
December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
(a) The Company's Common Stock was quoted on the Nasdaq National Market System ("NNM") under the symbol "USCM" until November 13, 1998, at which time it was delisted and began trading on the over-the-counter
electronic bulletin board.   The following table sets forth the range of
high and low sales prices on the NNM for the periods indicated, and the average of the high and low bid information for the period beginning November 16, 1998 and ending December 31, 1998.
                                                    SALE PRICE
                                                 --------------
THREE MONTHS ENDED                                HIGH       LOW
------------------                              ------     -----
March 31, 1997                                   6 3/8      3 7/8
June 30, 1997                                    4 3/8      2 13/16
September 30, 1997                               6 1/8      3 3/64
December 31, 1997                                8 1/2      5 10/32
March 31, 1998                                   7          4 3/4
June 30, 1998                                    5 5/8      3 5/8
September 30, 1998                               5 1/4      3 3/8

October 1, 1998 through November 13, 1998         2 5/8      1/4

                                                    CLOSING BID
                                                  HIGH       LOW
                                                ------     -----
November 16, 1998 through December 31, 1998      0.1875      0.02

The Closing Bid information is compiled from interdealer quotation media believed to be reliable but the Company cannot guarantee its accuracy. The Closing Bid quotations represent prices between dealers and do not include retail markup, markdown or commission, nor do they represent actual transactions.

As of April 13, 1999, there were 80 holders of record of the Company's Common Stock. The Company believes there were in excess of 3,000 beneficial holders of the Common Stock as of such date.
The Company has not declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.

(b) Recent Sales of Unregistered Securities

On April 26, 1999, the Company issued an aggregate of 75 million shares of Common Stock upon conversion of shares of Convertible Preferred Stock.

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



Statement of Operations Data:

                                                         Year Ended December 31,

                                   1998            1997            1996            1995            1994
Total revenues                   $ 41,089,160   $ 9,811,890    $ 7,073,167    $ 4,757,149     $ 1,606,961

Operating Expenses

  Commissions pass-through
  and other direct costs           24,694,501     5,052,205      3,598,952      3,111,946       1,175,918

  Selling, general and
  administrative                   32,791,669    18,967,189     12,128,111      4,907,527       1,981,171

  Restructuring and Other
    Charges:                                0     1,100,000            -             -                -

  Subscriber Acquisition and
    Promotional Costs              18,920,271    12,385,662        114,986           -                -
                                   -----------  -------------   -----------    -----------     -----------
Operating loss                    (35,317,281)  (27,692,986)    (8,768,882)    (3,302,226)     (1,550,128)

Loss before extraordinary item    (42,494,373)  (28,786,604)    (7,783,713)    (3,441,376)     (1,721,628)

Extraordinary item                          0             0              0       (679,178)              0
                                  ------------   -----------   ------------   ------------   -------------
Net loss                         $(42,494,373) $(28,786,604)   $(7,783,713)   $(4,120,554)    $(1,721,628)
                                 =============  ============   ============   =============   ============
Net loss per
common share-diluted                 $(3.90)      $(2.81)         $(0.76)         $(0.74)         $(0.57)

Basic and diluted weighted
average common shares
outstanding                        11,072,905    10,251,402     10,187,909      5,557,120       3,004,131
                                   ===========   ===========   ============    ===========    ============
Balance Sheet Data

                                                            At December 31,

                                    1998            1997           1996            1995            1994
Working capital (deficit)        $(11,567,863)    $(12,643,491)  $13,177,931    $24,131,288   $ 1,053,715

Total assets                       12,411,881       13,594,047    26,394,982     30,083,295     3,990,238

Subordinated debentures, net
  of original issue discounts          -                -             -               -         2,531,619

Accumulated deficit               (86,261,368)     (43,122,580)  (14,335,976)    (6,552,263)   (2,431,709)

Total stockholders'
equity (deficit)                 $(22,834,853)    $ (6,312,978)  $19,312,420    $18,049,456   $  (299,539)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Historically, our revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. Since completion of our transition in 1998 to becoming a reseller, we do not receive material revenues from agency commissions.

We bill our resale customers for monthly access to the underlying carrier's cellular or paging network, cellular usage based on the number, time and duration of calls, the geographic location of both the originating and terminating phone numbers, extra service features, the applicable rate plan in effect and the time of the call.

The wholesale cost of subscriber service includes monthly access, usage (home and roaming, long distance) and special features charges paid by us to the cellular and paging carriers.

Subscriber acquisition and promotional costs includes commission payments we make to our channels of distribution (or to equipment suppliers on their behalf) for each activation by their customers of a cellular telephone, certain advertising costs incurred by us or our distribution channels and reduced access and/or free airtime for a limited period to our cellular subscribers. These costs may be recoverable from the long-term revenue stream created by the continuation of subscribers services. Our ability to capture such revenue streams has been adversely affected by early service cancellations, known as churn, and by losses caused by fraudulent use of service by third persons which are not recoverable from subscribers. Under existing agreements with the carriers which provide us with cellular service, we have recovered access fraud in some instances and although not generally recoverable, subscriber fraud is also recoverable under certain circumstances. We believe that through the introduction of improved controls, the hiring of additional personnel to monitor fraud and install fraud prevention procedures, we will be able to reduce fraud in the future. Resellers do not generally have immediate access to real time information regarding subscriber usage. In late 1998, we were able to obtain limited access on a delayed basis from one carrier. This has also helped us evaluate potential fraudulent activity.

Selling, general and administrative expense include all personnel related costs, including the costs of providing sales and support services for customers, personnel required to support the Company's operations and growth, and commissions to our independent sales representatives. It also includes the costs of the billing and information systems, other administrative expenses, bad debt expense, facilities related expenses, travel, professional fees, as well as all depreciation and amortization expenses.

We have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The loss of the RadioShack account has further accelerated our losses and negative cash flow we had previously experienced. In response to the RadioShack termination, we reduced our workforce from 280 to 85 employees, which included a substantial number of customer service and collection personnel and reduced our leased facilities from 23,000 square feet to 18,000 square feet. The reductions in personnel resulted in reduced effectiveness of our customer service and collection departments causing higher churn rates. We believe that offering prepaid cellular services to specialized national channels of distribution and through the sales opportunities afforded by e-commerce, we could achieve positive operating margins and cash flow over time, provided that we have the capital to fund the introduction of this new marketing strategy. See "Risk Factors-Limited History of Losses; Uncertainty of Future Profitability" and "Need For Additional Financing."
RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO
YEAR ENDED DECEMBER 31, 1997

Revenues

Total revenues for the year ended December 31, 1998 ("1998"), consisting primarily of subscriber sales, were $41,089,160 as compared to $9,811,890 for the year ended December 31, 1997 ("1997").

The increased revenues for 1998 are attributable to increased sales of our branded cellular and paging services. Cellular and paging subscriber revenues amounted to $41,074,235 for 1998 compared to $6,281,825 for 1997.

As an agent, we received activation commissions from other wireless carriers in 1997. However, we completed our transition from agent to reseller in 1998 and agency activation commissions in 1998 were immaterial as compared to 1997 agency commissions of $2,993,483.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to our subscribers, amounted to $24,683,121 and $3,375,004 for 1998 and 1997, respectively. The gross margin for subscriber sales was $16,391,114 or 40% and $2,906,821 or 46.3% for 1998 and 1997,
respectively. The decrease in gross margin resulted, in part from the renegotiation of amounts due under certain carrier agreements.

Following the completion of our transition from agent to reseller, our agency commission expenses were immaterial in 1998 and amounted to $1,357,121 in 1997. Such expenses consist primarily of commissions paid to our mass market distribution channels.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by us to acquire new subscribers for our cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $18,920,271 and $12,385,662 for 1998 and 1997, respectively.

Restructuring and other charges include $1.1 million recorded by us in 1997, due to the impairment of certain assets in connection with our transition from agent to reseller.

Selling, general and administrative expenses for 1998 aggregated $32,791,669 for 1998 as compared to $18,967,189 for 1997, reflecting our growth. Salaries and related employee benefits increased by 4% to approximately $9,384,000 for 1998 from $9,041,000 for 1997, reflecting our hiring of executive, managerial, customer service and information systems personnel to support its growth. We were able to control this increase from 1997 due to significant workforce reductions in the first quarter of 1998 while attempting to support substantially increased revenues. We also were compelled to substantially reduce our workforce in the fourth quarter of 1998 due to the termination of our contract with RadioShack. This reduction included the termination of sales, activation and field personnel due to reduced fourth quarter sales as well as customer service, collections and other personnel. Telecommunications and facilities expense increased by 16% to $2,189,000 for 1998 from $1,883,000 for 1997 and billing and credit review services increased by 600% to $2,686,000 from $384,000 in 1997 due, in substantial part, to increased activity and growth of the reseller business. Professional and other fees increased to approximately $1,165,000 from $835,000 due to legal, consulting and other fees incurred in connection with the restructuring and reorganization. Depreciation and amortization for 1998 was $2,664,476 as compared to $2,404,065 for 1997 as we incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment.

Provisions for losses on accounts receivable increased to $11,500,000 in 1998 from $1,000,000 in 1997 due to a significant increase in subscriber revenue, increased bad debt, unrecovered cloning fraud and substantial increased losses resulting from subscription fraud. As a result of the termination of our contract with RadioShack in October 1998, we were compelled to significantly reduce our workforce in most areas, including collections and customer service. This workforce reduction caused an immediate negative impact on our customer service levels and collection activity as well as our increased churn experience. Industry experience illustrates many customers will end their service at the end of their one year agreement with us and will not continue their service or will switch to another service they feel will better meet their needs on a going forward basis. We would normally experience a reduction in our subscriber base at the end of a subscriber's first year with us. We believe that the number of subscribers we service has been reduced significantly more than industry average and our expectations as a result of adverse reaction to the RadioShack termination and the reduction of our operations and customer service workforce by approximately 65%, and the difficulty of making the billing system adjustments due to higher than normally expected subscriber cancellations. We are experiencing increased difficulty in collecting the balances due from our subscribers and have referred many of our subscriber accounts to outside collection agencies. As a result of the elements described above, a large number of our subscriber accounts receivable have been deemed less collectible or uncollectible and written off.

Subscriber fraud is generally controlled through procedures set up for the purpose of screening a customer during the purchase at the store level for proper identification and signature verification and the completion and remittance of a cellular service agreement required at the time a subscriber is enrolled. Discovery of subscriber fraud can occur months after the fraudulent subscriber has activated a cellular phone as the uncollected telephone bill becomes apparent and an investigation by our fraud department is completed. Based upon our investigations, we believe that a significant number of cellular subscribers added in 1998 and 1997 purchased cellular phones without proper procedural screening and customer verification resulting in an unusually high number of fraudulent transactions which was discovered mostly in the fourth quarter of 1998. As a result of the significant increase in subscriber fraud activity, it was necessary for us to expand our fraud department to deal with the voluminous fraud cases arising primarily from RadioShack subscriber referrals. We anticipate that additional subscriber fraud will be uncovered during 1999.

During 1998, we recorded other income resulting from the sale of our subscriber base of approximately 22,000 paging subscribers to Metrocall for $876,000 representing the sums we owed to Metrocall.

Interest expense (net of income) aggregated $8,053,256 in 1998 and $1,093,618 in 1997. The increase in interest expense during 1998 is related to increased levels of borrowing needed to fund increased operating expenses and capital expenditures discussed above, and approximately $6.4 million of interest expense attributable to the fair value of warrants issued in connection with two financings. See "Liquidity and Capital Resources."

We incurred net losses of $42,494,373 and $28,786,604 for 1998 and 1997, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO
YEAR ENDED DECEMBER 31, 1996

Revenues

Total revenues for the year ended December 31, 1997 ("1997"), consisting primarily of subscriber sales, activation commissions and market development funds, were $9,811,890 as compared to $7,073,167 for the year ended December 31, 1996 ("1996").

The increased revenues for 1997 are attributable to increased sales of our branded cellular and paging services. Cellular and paging subscriber revenues amounted to $6,281,825 for 1997 compared to $29,656 for 1996.

Agency activation commissions, which we receive from other wireless carriers for which we perform activation processing services, decreased significantly from 1996 to 1997 due to ourtransition from agent to reseller. Agency commissions in 1997 were $2,993,483 as compared to $4,991,461 in 1996. Other operating revenues, which consisted primarily of market development funds, declined to $536,582 for 1997 from $2,052,050 for 1996, due in part to our transition from agent to reseller.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to our subscribers, amounted to $3,375,004 and $11,362 for 1997 and 1996, respectively. We did not initiate our reselling operations until the last quarter of 1996 and accordingly did not incur any of the costs relating to the resale operations until the fourth quarter of 1996. The gross margin for subscriber sales was $2,906,821 or 46.3% and $18,294 or 61.7% for 1997 and 1996, respectively.

Agency commission expenses amounted to $1,357,121 and $3,519,394 for 1997 and 1996, respectively. Such expenses consist primarily of commissions paid to our mass market distribution channels.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses we incurred in our efforts to acquire new subscribers for its cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $12,385,662 and $114,986 for 1997 and 1996, respectively.

Restructuring and other charges include $1.1 million recorded by us in 1997, due to the impairment of certain assets in connection with our transition from agent to reseller.

Selling, general and administrative expenses for 1997 aggregated $18,967,189 as compared to $12,128,111 for 1996, reflecting our growth. Salaries and related employee benefits increased to approximately $9,400,000 in 1997 from $4,272,000 in 1996, reflecting our hiring of executive, managerial, customer service and information systems personnel to support its growth. Telecommunications and facilities expenses increased to $1,883,000 for 1997 from $1,187,000 for 1996 and billing and credit review services increased by 599% to $384,000 in 1997 from $54,904 in 1996, due, in substantial part, to increased activity and growth of the reseller business. Depreciation and amortization for 1997 was $2,404,065 as compared to $1,555,807 for 1996 as we incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment. Rebate expense increased by $308,333 as we expanded our subscriber base.

Interest expense (net of income) aggregated $1,093,618 in 1997 and interest income (net of expense) aggregated $985,169 for 1996. The change to interest expense during 1997 from interest income in 1996 is related to the decrease in cash and cash equivalents due to our use of cash and cash equivalents to fund increased operating expenses and capital expenditures discussed above, and approximately $1.4 million of interest expense attributable to the fair value of warrants issued in connection with two financings. See "Liquidity and Capital Resources."

We incurred net losses of $28,786,604 and $7,783,713 for 1997 and 1996, respectively.

Liquidity and Capital Resources

Working capital deficiency at December 31, 1998 was $11,567,863 compared to $12,643,491 at December 31, 1997. Cash and cash equivalents at December 31, 1998 totaled $754,758 (of which $454,124 was restricted) compared to $1,105,530 (of which $731,500 was restricted) at December 31, 1997. There was a Stockholders' deficit of $22,834,853 at December 31, 1998 compared to $6,312,978 at December 31, 1997. The decrease in cash and stockholders' equity is attributable to our operating loss in 1998 resulting from the expansion of our reseller operations in addition to increased operating costs and losses on accounts receivable. We continue to experience monthly losses and negative cash flow from operations.
Our past growth in subscribers created losses and a working capital deficiency due to the acquisition costs associated with the high rate of subscriber acquisition. We currently require substantial amounts of capital to fund current operations, the settlement of past due obligations, and the deployment of our new business strategy. Due to recurring losses from operations, an accumulated deficit, stockholders' deficit, negative working capital, being in default under the terms of our letters of credit advances, having significant litigation instituted against us, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern.

To date, we have funded operations and growth primarily through financing activities. As a consequence of the merger in May 1995, we received cash and cash equivalents of approximately $9,750,000 of which $3,450,000 was used to repay debt to private lenders. In November 1995, we received net proceeds of approximately $21,850,000 from the exercise, following a notice of redemption, of outstanding common stock purchase warrants.

In the fourth quarter of 1997 and the first quarter of 1998, we obtained letter of credit financing in the amount of approximately $3.1 million from our investment banker, and short term loans totaling $6.0 million from private individuals (all of which has been repaid). In addition, we raised approximately $2.5 million from the private sale of Common Stock and $19 million from the private sale of Convertible Preferred Stock in 1998, $4 million of which was funded through the conversion of debt into shares of Preferred Stock. The $3.1 million letter of credit financing is collateralized by company common stock pledged by certain of our current and former officers, directors and other stockholders.
We were obligated to replace this collateral with 125% cash or cash equivalent (Treasury Bills) of approximately $3,825,000 which was due on January 31, 1998. We were unable to replace the collateral and we are now in default. From the letter of credit availability, a letter of credit for $2.5 million was issued to RadioShack and we have asserted in our counterclaims in the RadioShack lawsuit that RadioShack improperly drew down the $2.5 million letter of credit.

On June 5, 1998, we entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. The Foothill credit facility provides for term loans which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivables and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. Concurrent with the closing of the credit facility, we received proceeds of $6.1 million under a term loan borrowing, of which $3 million was used to pay RadioShack.

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill Capital Corp. in connection with the restructuring of the our outstanding $20 million credit facility with Foothill Capital Corp. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. Two million dollars has already been advanced. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants.

We have been actively engaged in negotiations with our principal vendors and carriers to enter into long term payment plans for past due obligations. To date, we have been successful in concluding agreements aggregating approximately $13,000,000 of past due obligations. On April 13, 1999 we entered into an debt restructuring agreement with a cellular carrier which is our largest vendor, allowing for payment of our debt to them, which was approximately $12 million at March 12, 1999, over a 48 month period with interest at the rate of 6% per annum.

Following the closing of the Foothill Amended Loan Agreement, the holders of our preferred shares entered into an agreement with us in which they converted $1.5 million stated value of preferred stock into 75 million shares of our common stock at $0.02 per share, agreed to waive all future dividends on the outstanding preferred shares, waived all defaults under the terms of the preferred shares, and cancelled all outstanding options and warrants held by them covering 4,485,707 shares of common stock.

In order to fund our capital needs for the year ending December 31, 1999, we will need substantial additional capital, since our cash flow from our existing subscriber base is not sufficient to fund both our current operating expenses and the settlement of past due obligations. While we are in a position to utilize the additional funds made available through the restructuring of our credit facility with Foothill Capital Corp., these funds will only be released upon certain conditions, including our ability to meet the performance requirements contained in the restructuring agreement. Accordingly, there is no assurance and no representation can be made that we will be successful, in increasing cash flow from our current subscriber base, or any increases in subscribers obtained through the deployment of our new strategy, meeting the conditions contained in the credit facility permitting the release of funds or that we will be able to negotiate settlements with the creditors which permit us to continue in business. There is no assurance that we will be able to control or minimize churn or that our retention programs will be successful, that we will be able to control or minimize the damaging effect of fraud, that our subscribers will use a sufficient number of minutes each month to support the revenue required to support our cash flow needs, that we will be able to control or fund the legal fees for the lawsuits that are currently pending, or that we will be able to avoid additional suits instituted by vendors for past due obligations, or that we will be able to successfully implement a plan to collect our delinquent accounts receivable on a timely basis or in sufficient amounts.
In the event that we are not successful in increasing revenues or obtaining additional financing or restructuring our current indebtedness, we will be required to seek other sources of funding and further restructure the payment schedules which we negotiated to satisfy past due obligations and substantially reduce or suspend operations to the extent that one or more of these conditions is not met. We may also be compelled to seek protection under the federal bankruptcy system, either voluntarily or involuntarily. See "Risk Factors-Need For and Availability of Additional Financing."
Because the cost of implementing our new prepaid cellular and e-commerce strategies will depend upon a variety of factors (including our ability to negotiate strategic internet relationships, negotiate additional distribution agreements and increase our penetration of existing distribution channels, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

Year 2000 Compliance
Currently, many computer systems and software products are coded to accept only two digit, rather than four digit, entries in the date code field. Date-sensitive software or hardware coded in this manner may not be able to distinguish a year that begins with a "20" instead of a "19," and programs that perform arithmetic operations, make comparisons or sort date fields may not yield correct results with the input of a Year 2000 date. This Year 2000 problem could cause miscalculations or system failures that could affect our operations.

Our State of Readiness

We have evaluated the effect of the Year 2000 problem on our information systems and we are implementing plans to ensure our systems and applications will effectively process information necessary to support ongoing operations in the Year 2000 and beyond. We believe our information technology, or IT, and our other systems will be Year 2000 compliant by the end of 1999.

While we expect that all significant computer systems will be Year 2000 compliant by mid-1999, we cannot assure you that all Year 2000 problems will be identified or that the necessary corrective actions will be completed in a timely manner.

We have requested certification from our significant vendors and suppliers demonstrating their Year 2000 compliance. We intend to continuously identify critical vendors and suppliers and communicate with them about their plans and progress in addressing Year 2000 problems. We cannot assure you that the systems of these vendors and suppliers will be timely converted. We also cannot assure you that any failure of their systems to be Year 2000 compliant will not adversely effect our operations.

Our Costs of Year 2000 Remediation

We have not incurred material costs related specifically to Year 2000 issues and do not expect to in the future. However, we cannot assure you that the costs associated with Year 2000 problems will not be greater than we anticipate.

Our Year 2000 Risk

Based on the efforts described above, we currently believe that our systems will be Year 2000 compliant in a timely manner. We have completed the process of identifying Year 2000 issues in our computer systems and expect to complete any remediation efforts by mid-1999. However, we cannot assure you that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on our business, results of operations or financial condition.

In addition, we believe that there is risk relating to significant vendors' and suppliers' failure to remediate their Year 2000 issues in a timely manner. Although we are communicating with our vendors and suppliers regarding the Year 2000 problem, we do not know whether these vendors' or suppliers' systems will be Year 2000 compliant in a timely manner. If one or more significant vendors or suppliers are not Year 2000 compliant, this could have a material adverse effect on our business, results of operations or financial condition.

Our Contingency Plans

We plan by mid-year 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it becomes necessary for us to implement a contingency plan, such plan may not avoid a material Year 2000 issue.
INFLATION
To date, inflation has not had any significant impact on the Company's business.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements for the Years Ended December 31, 1998, 1997, and 1996 and Notes thereto together with Auditors' Report comprising a portion of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

NAME                       AGE            POSITION
Bruce A. Hahn              50   Chairman of the Board; Chief Executive Officer
Robert J. Kostrinsky       40   Executive Vice President; Treasurer;
                                Chief Financial Officer
Albert T. Bodamer          36   Senior Vice President-Ameritel Communications
Edgar R. Puthuff           62   Director
Jerome S. Baron            72   Director
Salvatore T. DiMascio      59   Director
Stephen E. Pazian          49   Director
--------------------
On May 11, 1999, the current Board of Directors, listed above, resigned their directorships and Messrs. Joshua Berkowitz, Bryan Finkel and Henry Reinhold were elected directors in their place and stead. Mr. Bruce
Hahn also resigned as Chief Executive Officer of USCI, Inc. and all of its subsidiaries, but continues as an Executive Vice President of our newly organized subsidiary, Americom On Line.Com, Inc. focusing his attention on the sales and marketing of our new prepaid cellular and e-commerce strategies. In addition, Mr. Bruce Layman has been appointed Executive Vice President of Operations and interim Chief Operating
Officer.

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

Stephen E. Pazian, Director. Mr. Pazian became a director of the Company in December 1997. He is currently the Chief Executive Officer and President of Edison Enterprises, a division of Edison International engaged in the provision of various non-regulated products and services. From 1996 to 1997 Mr. Pazian was President of Ameritech Security Monitoring Services with responsibility for strategic management and business development. From 1988 to 1996 Mr. Pazian was an officer at Bell South Corporation, serving from 1989 to 1996 as President and Chief Executive Officer of MobileComm., Bell South's paging and voice-messaging company. From 1986 to 1988, Mr. Pazian was a Vice President, and then Executive Vice President, at Bell Atlantic Mobile Systems.
ITEM 11.  EXECUTIVE COMPENSATION
The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer of the Company and the four other executive officers whose compensation exceeded $100,000 ("named executive officers") during the fiscal year ended December 31, 1998.


Summary Compensation Table

                                                                                  Long-Term Compensation
                                                                        -------------------------------------
                                        Annual Compensation                   Awards              Payouts
                                ------------------------------------ -------------------------    -------
                                                        Other      Restricted    Securities                All
                                                        Annual        Stock      Underlying     LTIP      Other
Name and Principal                Salary     Bonus    Compensation    Awards     Options/SARs   Payouts  Compen-
Position                  Year     ($)        ($)         ($)          ($)            (#)         ($)     sation
------------------        ----    ------     ----      -----------   -------     -------------   ------  -------
Bruce A. Hahn (1)         1998     250,000     -         12,671         -             -            -         -
Chairman and Chief        1997     245,819     -         18,000         -            35,000        -         -
Executive Officer         1996     200,266     -         18,000         -             -            -         -

Mario Martinez (2)        1998     191,827     -         16,129         -            25,000        -         -
President and Chief       1997      86,392     -          6,532                     325,000        -         -
Operating Officer

Robert J. Kostrinsky (3)  1998     155,000     -         12,671         -             -            -         -
Executive Vice            1997     145,819     -          9,000         -             5,250        -         -
President, Chief          1996     100,266     -         15,000         -              -           -         -
Financial Officer

Albert Bodamer (4)        1998     106,860     -          7,006         -            25,000        -         -
Senior Vice President     1997      74,962     -          3,254         -            12,500        -         -
Ameritel Communications



(1) Salary payments include commissions paid pursuant to Mr. Hahn's employment agreement. Such commissions totaled 0, $45,819 and $266 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Mr. Martinez commenced employment on August 12, 1997. Salary payments include commissions in the amount of $25,142 in 1997. Mr. Martinez is no longer employed by us.

(3) Salary payments include commissions paid pursuant to Mr. Kostrinsky's employment agreement. Such commissions totalled $30,000, $55,819 and $10,266 for the years ended December 31, 1998, 1997 and 1996, respectively.

(4) Mr. Bodamer commenced employment on February 12, 1997. Salary payments include commissions in the amount of $5,000 for 1998 and $12,500 for 1997.



The following table sets forth information concerning option grants and option holdings for the fiscal year ended December 31, 1998 with respect to the named executive officers.
Option/SAR Grants in Last Fiscal Year

                                % of Total                Potential Realizable Value
                        No. of    Options/                  at Assumed Annual Rates
                       Securities   SARs                         of Stock Price    Alternative
                       Underlying Granted to  Exercise or        Appreciation      to (f) & (g)
                        Options/  Employees  Base/Market        for Option Term  ---------------
                         SARs     in Fiscal    Price Expiration ---------------    Grant Date
     Name              Granted(#)    Year     ($/Sh)   Date       5%($)   10%($)  Present Value $
     (a)                 (b)         (c)       (d)     (e)         (f)     (g)         (h)
Bruce A. Hahn              -         -        -           -        -        -         -

Robert J. Kostrinsky       -         -        -           -        -        -         -

Mario Martinez         25,000        6.6    4.25/4.25   8/03/03

Albert Bodamer         25,000        6.6    5.25/5.25   2/12/03


The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998 with respect to the named executive officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                     Value
                                   Realized
                                    (Market
                                   price at                                  Value of Unexercised in-
                                   exercise                                  the-money options at FY-
                     Shares         less        Number of Securities           End (Market price of
                   acquired on     exercise     Underlying Unexercised       shares at FY-End ($7.00)
Name               exercise(#)     price ($)    Options at FY-End (1)        less exercise price)
----------------   -----------    ----------   --------------------------   ---------------------------
                                               Exercisable  Unexercisable   Exercisable  Unexercisable
                                               -----------  -------------   -----------  -------------
Bruce A. Hahn           -            -          153,437          -            -               -

Robert J. Kostrinsky    -            -           59,752          -            -               -

Mario Martinez          -            -          245,000        105,000        -               -

Albert Bodamer          -            -           16,000         49,000        -               -



The Company made no Long-Term Incentive Plan Awards during the fiscal year ended December 31, 1997.

The Company has no defined benefit or actuarial plan.

The Company did not, during the fiscal year ended December 31, 1998, adjust or amend the exercise price of options previously awarded to the named executive officers.

Compensation Committee Interlocks and Insider Participation

None.
Compensation of Directors
Non-employee directors currently receive reimbursement of out-of-pocket expenses, for attendance at each meeting of the Company's Board and any committee meeting thereof not held in conjunction with a Board Meeting. Each non-employee director also receives an annual grant of non-qualified stock options to acquire shares of the Company's Common Stock in an amount to be determined each year by the entire Board of Directors. On March 2, 1998, each non-employee director received nonqualified five-year options to purchase 25,000 shares of Common Stock at an exercise price of $6.5625 per share.
Employment Contracts
None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth information as of March 31, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by
(i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                Number of Shares                 Percentage
of Beneficial Owner             Beneficially Owned (1)           of Class (2)
----------------------------------------------------------------------------
Bruce A. Hahn
6115A Jimmy Carter Blvd.
Norcross GA                      1,227,242 (3)                      11.3%
Edgar Puthuff                      210,520 (4)                       2.3%
Jerome S. Baron                    115,776 (5)                       1.9%
Salvatore T. DiMascio               52,000 (6)                        *
Stephen E. Pazian                   25,000 (7)                        *
Robert J. Kostrinsky               229,067 (8)                       2.1%
Mario H. Martinez                  256,000 (9)                       2.3%
All directors and executive officers
as a group (eight persons)       2,115,605 (10)                     18.7%
---------------
*  Less than 1%.
(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days of March 31, 1999.
(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.
(3) Includes 153,437 shares issuable upon the exercise of currently exercisable options at $3.80 per share (118,437 shares) and $6.00 per share (35,000 shares) and 110,000 shares held by members of Mr. Hahn's immediate family.
(4) Includes 93,743 shares issuable upon the exercise of currently exercisable options, at $4.25 (25,000 shares),$4.43 (39,479 shares), $6.00
(4,264) and $8.25 (25,000 shares) per share; also includes 54,138 shares held by the Puthuff Littleton & Smith, Inc. Pension and Profit Sharing Plan, of which Mr. Puthuff is the trustee, and 20,000 shares issuable upon the exercise of currently exercisable options at $5.75 per share held by Puthuff Littleton & Smith, Inc., of which Mr. Puthuff is a principal.
(5) Includes 91,870 shares issuable upon the exercise of currently exercisable options, at $4.43 (39,479 shares), $4.25 (25,000 shares), $6.00
(2,391 shares) and $8.25 (25,000 shares) per share.
(6) Includes 50,000 shares issuable upon the exercise of currently exercisable options, at $4.25 (25,000 shares) and $6.75 (25,000 shares) per share.
(7) Includes 25,000 shares issuable upon the exercise of currently exercisable options, at $6.25 per share.
(8) Includes 64,567 shares issuable upon the exercise of currently exercisable options at $3.80 (59,217 shares) and $6.00 (5,350 shares) per share.
(9) Includes 255,000 shares issuable upon the exercise of currently exercisable options at $3.50 per share.
(10) Includes the shares described in footnotes (3) through (9) above.

CHANGE IN CONTROL
On April 26, 1999, the holders of our preferred shares entered into an agreement with us in which they converted $1.5 million stated value of preferred stock into 75 million shares of our common stock at $0.02 per share, agreed to waive all future dividends on the outstanding preferred shares, waived all defaults under the terms of the preferred shares, and cancelled all outstanding options and warrants held by them covering 4,485,707 shares of common stock. The agreement also provided for the issuance of 5,000,000 shares of common stock to Mr. Zuckerman as payment for his services in connection with our reorganization including the restructuring of the Foothill Capital credit facility and the negotiation of payment schedules for certain of our outstanding indebtedness. In addition, we also agreed to enter into a formal consulting agreement with him.

Pursuant to the agreement we issued the following shares:

JNC Opportunity Fund Ltd.						25,000,000
George Karfunkel								12,500,000
Michael Karfunkel							12,500,000
Laura Huberfeld/Naomi Bodner Partnership			14,582,500
Huberfeld Bodner Family Foundation Inc.			10,417,500
Howard Zuckerman								5,000,000
Pursuant to the agreement, the current Board of Directors resigned and a new Board of Directors designated by some of the preferred shareholders were elected to the Board, namely, Joshua Berkowitz, Bryan Finkel and
Henry Reinhold.
Except as stated above, there are no other arrangements known to us the operation of which may at a subsequent date result in a change in control of the company.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
(a)(1)    FINANCIAL STATEMENTS
USCI, Inc.
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996
Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996.
Notes to Consolidated Financial Statements
(a)(2)    FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.
(b)	REPORTS ON FORM 8-K

On October 22, 1998, the Registrant filed a report on Form 8-K disclosing that Ameritel Communications' agreement with RadioShack had been terminated and that the Registrant was shifting its strategy, by focusing on the reduction of its subscriber acquisition costs and the introduction of prepaid cellular services that will target direct response marketing, mass market channels and a proposed Internet e-commerce site.

On November 3, 1998, the Registrant filed a report on Form 8-K disclosing that the Registrant and Ameritel Communications, Inc. have given notice that they are not in compliance with certain covenants which constitute events of default under the Loan and Security Agreement dated as of June 5, 1998 between Ameritel and Foothill Capital Corporation. The Registrant further disclosed that on October 19, 1998, RadioShack, a division of Tandy Corporation, drew down a $2.5 million Letter of Credit issued by PaineWebber Corp. for the account of Ameritel. On October 22, 1998, PaineWebber requested that Ameritel reimburse PaineWebber for the amounts drawn under the Letter of Credit.
On December 8, 1998, the Registrant filed a report on Form 8-K disclosing that by Amended Letter Agreement dated December 1, 1998, Foothill Capital Corporation agreed to forbear from exercising its rights under the Loan and Security Agreement until December 31, 1998 and was continuing to advance funds to Ameritel under the terms of the Loan and Security Agreement.
(c)	EXHIBITS

NUMBER    DESCRIPTION OF EXHIBIT

 3.1      Certificate of Incorporation of Trinity Six Inc.(1)
 3.2      Certificate of Amendment of Certificate of
          Incorporation of Trinity Six Inc. (4)
 3.2A     Certificate of Designation for Series A Convertible Preferred
          Stock (11)
 3.3      By-Laws of Registrant (1).
 4.1      Form of Certificate evidencing shares of Common
          Stock (5).
 4.4      Form of Representative's Warrant between the Registrant
          and Gaines, Berland, Inc. (1)
10.1      Amended and Restated 1992 Stock Option Plan (6).
10.1A     1997 Stock Option Plan. (7)
10.2      Employment Agreement, dated as of January 1, 1995,
          between U.S. Communications, Inc. and
          Bruce A. Hahn (3).
10.2A     Amendment No. 1 to Employment Agreement, dated as of
          January 1, 1996, between U.S. Communications, Inc. and
          Bruce A. Hahn (7).
10.3      Employment Agreement, dated as of January 1, 1995,
          between U.S. Communications, Inc. and Robert J.
          Kostrinsky (3)
10.3A     Amendment No. 1 to Employment Agreement, dated as of
          January 1, 1996, between U.S. Communications, Inc. and
          Robert J. Kostrinsky (7).
10.4      Employment Agreement dated August 1997 between the Registrant and Mario Martinez (11)
10.28     Agreement dated October 1996 between Ameritel
          Communications, Inc. and GTE Mobilenet Service Corp. (7)
10.35     Stock Option Agreements dated as of October 30, 1997 with
          certain stockholders of the Registrant.(9)
10.36     Warrant Agreement dated October 30, 1997 between the
          Registrant and PaineWebber.(9)
10.37     Shareholder Collateral Agreement dated as of October 30,
          1997. (9)
10.38     Warrant issued by the Registrant to Alan R. Dresher.(9)
10.40     Warrant issued by the Registrant to Decameron Partners.(9)
10.42     Warrant issued by the Registrant to Alan Baron. (9)
10.43     Warrant dated February 2, 1998 issued by the Registrant to
          Decameron Partners, Inc.(10)
10.44     Warrant dated February 2, 1998 issued by the Registrant to
          Alan R. Dresher.(10)
10.45     Warrant dated February 2, 1998 issued by the Registrant to
          Alan Baron.(10)
10.46     Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George Karfunkel, Michael Karfunkel,
          Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/
          Naomi Bodner Partnership and Ace Foundation, Inc.(10)
10.47     Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of George Karfunkel.(10)
10.48     Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Michael Karfunkel.(10)
10.49     Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Laura Huberfeld/Naomi Bodner
          Partnership.(10)
10.50     Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Huberfeld Bodner Family
          Foundation, Inc.(10)
10.51     Warrant dated February 24, 1998 issued by the Registrant to
          George Karfunkel.(10)
10.52     Warrant dated February 24, 1998 issued by the Registrant to
          Michael Karfunkel.(10)
10.53     Warrant dated February 24, 1998 issued by the Registrant to
          Laura Huberfeld/Naomi Bodner Partnership.(10)
10.54     Warrant dated February 24, 1998 issued by the Registrant to
          Huberfeld Bodner Family Foundation, Inc.(10)
10.55     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of George Karfunkel.(10)
10.56     Convertible Note dated February 24, 1998 issued by the
          Registrant in favor of Ace Foundation.(10)
10.57     Warrant dated March 5, 1998 issued by the Registrant to Alan
          R. Dresher.(10)
10.58     Warrant dated March 5, 1998 issued by the Registrant to
          Bulldog Capital Management.(10)
10.59     Warrant dated March 5, 1998 issued by the Registrant to Alan
          Baron. (10)
10.60     Convertible Preferred Stock Purchase Agreement between the
          Registrant and JNC Opportunity Fund Ltd. dated March 24, 1998(11).
10.61     Registration Rights Agreement dated March 24, 1998 between the Registrant and JNC Opportunity Fund, Ltd. (11)
10.62     Escrow Agreement dated March 24, 1998 among the Registrant,
          JNC Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (11)
10.63     Warrant dated March 24, 1998 granted by the Registrant to
          JNC Opportunity Fund Ltd. (11)
10.64     Warrant dated March 24, 1998 granted by the Registrant to
          Wharton Capital Partners, Ltd. (11)
10.65     Amended and Restated Loan and Security Agreement dated as of
          April 14, 1999 (11)
10.66     Preferred Stockholders Conversion Agreement dated as of
          April 26, 1999 (11)
21.1      Subsidiaries of Registrant (11)
23.1      Consent of Arthur Andersen LLP (11)
27        Financial Data Schedule (11)
----------------------------
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2)  Incorporated by reference to Exhibit C of Trinity's Proxy
Statement dated April 17, 1995.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 on Form S-4 (File
No. 33-88828).
(4)  Incorporated by reference to an Exhibit to the Registrant's
Transition Report on Form 10-K for the Transition Period from
October 1, 1994 to May 14, 1995.
(5) Incorporated by reference to an Exhibit filed as part of Post-Effective Amendment No. 1 on Form S-3 to the Registrant's
Registration Statement on Form S-1 on Form S-4 (File No. 33-88828).
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-16291).
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-37329).
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the period ended December 31, 1996.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(10) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(11)  Filed herewith.

* PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT

USCI, Inc. and Subsidiaries
Consolidated Financial Statements
as of December 31, 1996, 1997, and 1998
Together With
Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To USCI, Inc.:
We have audited the accompanying consolidated balance sheets of USCI, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has a stockholders' deficit, has negative working capital, has triggered default provisions under the terms of its letters of credit, has uncertainties related to significant litigation, and has not yet obtained sufficient financing commitments to support the current or anticipated level of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
/s/ Arthur Andersen LLP

Atlanta, Georgia
April 15, 1999

USCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                      December 31
                                                             ----------------------------
                                                                  1997            1998
                                                             ------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents, including restricted cash of
  $731,500 in 1997 and $454,124 in 1998                       $ 1,105,530   $   754,758
 Accounts receivable - trade, net of allowances of
  $1,250,000 in 1997 and  $8,200,000 in 1998                    4,895,952     8,212,484
 Accounts receivable - other, net of allowances of
  $137,000 in 1997 and $0 in 1998                               1,102,084        47,533
  Prepaid expenses and other                                      159,968       310,000
                                                              ------------  -------------
    Total current assets                                        7,263,534     9,324,775

PROPERTY AND EQUIPMENT, net                                     3,422,476     1,555,366

OTHER ASSETS                                                    2,908,037     1,531,740
                                                             ------------  --------------
                                                              $13,594,047   $12,411,881
                                                             ============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current portion of long-term debt                           $  3,305,000   $ 9,010,980
 Accounts payable and bank overdraft                            5,635,267     7,449,315
 Commissions payable                                            6,651,597       362,416
 Accrued expenses                                               4,315,161     4,069,927
                                                             -------------  ------------
    Total current liabilities                                  19,907,025    20,892,638
 Long-term debt, net of current portion                                 0    14,354,096
                                                             -------------  ------------
    Total liabilities                                          19,907,025    35,246,734
                                                             -------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT:
 Convertible Preferred Stock, $.01 par value;
  5,000 shares authorized, no shares issued or
  outstanding in 1997, 1,910 shares issued in 1998                      0            19
 Common stock, $.0001 par value; 100,000,000 shares
  authorized; 10,267,309 shares issued at December 31,
  1997, 12,006,828 shares issued at December 31, 1998               1,027         1,201
 Additional paid-in capital                                    36,836,625    63,453,345
 Accumulated deficit                                          (43,122,580)  (86,261,368)
Treasury stock, at cost, 5,500 shares in 1997 and 1998            (28,050)      (28,050)
                                                             -------------  ------------
    Total stockholders' deficit                                (6,312,978)  (22,834,853)
                                                             -------------  ------------
                                                              $13,594,047   $12,411,881
                                                             =============  ============


The accompanying notes are an integral part of these consolidated balance sheets.

USCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended December 31
                                                  ---------------------------------
                                                    1996            1997          1998
                                               -------------  -------------- -------------
REVENUES:
 Subscriber sales                              $     29,656   $   6,281,825   $41,074,235
 Activation commissions                           4,991,461       2,993,483        14,925
 Other operating revenue                          2,052,050         536,582             0
                                               -------------  --------------  ------------
    Total revenues                                7,073,167       9,811,890    41,089,160
                                               -------------  --------------  ------------
COST OF SALES:
 Cost of subscriber sales                            11,362       3,375,004    24,683,121
 Cost of agency commissions                       3,519,394       1,357,121        11,380
 Cost of other operating revenue                     68,196         319,900             0
                                               -------------  --------------  ------------
    Total cost of sales                           3,598,952       5,052,025    24,694,501
                                               -------------  --------------  ------------
GROSS MARGIN                                      3,474,215       4,759,865    16,394,659

SELLING, GENERAL, AND ADMINISTRATIVE             12,128,111      18,967,189    32,791,669

SUBSCRIBER ACQUISITION AND PROMOTIONAL COSTS        114,986      12,385,662    18,920,271

RESTRUCTURING AND OTHER CHARGES (Note 5)                  0       1,100,000             0
                                                -------------  --------------  ------------
OPERATING LOSS                                   (8,768,882)    (27,692,986)  (35,317,281)
                                               -------------  --------------  ------------
OTHER (EXPENSE) INCOME:
 Gain on sale of subscribers                              0               0       876,164
 Interest income                                  1,001,337         353,187        86,601
 Interest expense and amortization of debt
  discounts and deferred financing costs            (16,168)     (1,446,805)   (8,139,857)
                                               -------------  --------------  ------------
    Total interest (expense) income                 985,169      (1,093,618)   (7,177,092)
                                               -------------  --------------  ------------
NET LOSS                                       $ (7,783,713)   $(28,786,604) $(42,494,373)
                                               =============  ============== =============

BASIC AND DILUTED LOSS PER SHARE                     $(0.76)         $(2.81)       $(3.90)
                                               =============  ============== ==============

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                             10,187,909      10,251,402    11,072,905
                                               =============  ============== ==============

The accompanying notes are an integral part of these consolidated statements.

USCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                            Preferred Stock   Common Stock     Additional
                            --------------- ---------------      Paid-In     Accumulated   Treasury
                             Shares Amount  Shares   Amount      Capital       Deficit       Stock       Total
                             ------ ------ --------  -------- -----------  --------------  ---------  ------------
BALANCE, January 1, 1996        0  $  0   7,464,496  $   746  $24,629,023   $ (6,552,263)  $(28,050)  $18,049,456

 Exercise of stock options      0     0      39,479        4       37,311              0          0        37,315
 Expiration of recession
  rights                        0     0   2,721,771      273    9,086,056              0          0     9,086,329
 Costs associated with prior
  year stock offering           0     0           0        0      (76,967)             0          0       (76,967)
 Net loss                       0     0           0        0            0     (7,783,713)         0    (7,783,713)
                              ---- ----- -----------  ------- ------------   ------------   --------  ------------
BALANCE, December 31, 1996      0     0  10,225,746    1,023   33,675,423    (14,335,976)   (28,050)   19,312,420

 Exercise of stock options      0     0      41,563        4       39,202              0          0        39,206
 Warrants issued in connec-
  tion with letter of credit    0     0           0             1,243,000              0          0     1,243,000
 Warrants issued in connec-
  tion with debt financings     0     0           0        0    1,879,000              0          0     1,879,000
 Net loss                       0     0           0        0            0    (28,786,604)         0   (28,786,604)
                              ---- ----- -----------  ------- ------------   ------------   --------  ------------
BALANCE, December 31, 1997      0     0  10,267,309    1,027   36,836,625    (43,122,580)   (28,050)   (6,312,978)

 Issuance of convertible
  preferred stock           1,500    15           0        0   13,384,497              0          0    13,384,512
 Sale of common stock           0     0     423,913       43    2,258,354              0          0     2,258,397
 Exercise of stock options      0     0       3,043        0        5,221              0          0         5,221
 Exercise of warrants           0     0         987        0        3,751              0          0         3,751
 Warrants issued in connec-
  tion with debt financings     0     0           0        0    4,647,000              0          0     4,647,000
 Dividends on convertible
  preferred stock               0     0           0        0      644,415       (644,415)         0             0
 Common stock issued in
  lieu of interest              0     0      34,000        3      135,317              0          0       135,320
 Conversion of preferred
  stock to common stock       (90)   (1)    814,939       82       (4,350)             0          0        (4,269)
 Conversion of notes
  payable to common stock       0     0     462,637       46    1,542,520              0          0     1,542,566
 Conversion of notes
  payable to preferred
   stock                      500     5           0        0    3,999,995              0          0     4,000,000
 Net loss                       0     0           0        0            0    (42,494,373)         0   (42,494,373)
                              ---- ----- -----------  ------- ------------   ------------   --------  ------------
BALANCE, December 31, 1998  1,910   $19  12,006,828   $1,201  $63,453,345   $(86,261,368)  $(28,050) $(22,834,853)
                            ======  ==== ===========  ======  ===========   =============  ========= =============


The accompanying notes are an integral part of these consolidated statements.

USCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December 31
                                            -----------------------------------------------
                                                1996             1997               1998
                                            -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $ (7,783,713)    $(28,786,604)    $(42,494,373)
                                            -------------    -------------    -------------
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                1,555,807        2,404,065        2,664,476
  Amortization of discount on notes payable            0        1,184,000        5,342,000
  Amortization of deferred financing costs             0          207,000        1,124,509
  Provision for losses on accounts receivable    253,029          950,351       11,539,141
  Loss on disposal of fixed assets                74,150                0                0
  Restructuring and other special charges              0        1,100,000                0
  Changes in operating assets and liabilities:
   Accounts receivable:
    Trade                                     (1,326,509)      (3,777,701)     (18,007,293)
    Other                                     (1,084,941)         441,028        1,091,551
   Prepaid expenses and other                 (1,039,201)         422,219          361,005
   Commissions payable                           526,946        4,871,864         (874,561)
   Accounts payable and accrued expenses       2,430,163        4,302,018       10,923,310
   Promotional deposits                        1,115,874          295,581         (642,668)
                                            -------------    -------------    -------------
    Total adjustments                          2,505,318       12,400,425       13,521,470
                                            -------------    -------------    -------------
    Net cash used in operating activities     (5,278,395)     (16,386,179)     (28,972,903)
                                            -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, including capitalized
  and purchased software                      (4,028,898)      (2,128,741)        (601,427)
                                            -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable, long-term
  debt and Credit Facility                             0        4,000,000       26,631,199
 Repayment of notes payable and Credit
  Facility                                             0                0      (12,642,631)
 Exercise of stock options                        37,315           39,206            8,972
 Purchase of treasury stock                            0                0                0
 Issuance of convertible preferred stock               0                0       15,000,000
 Sale of common stock                                  0                0        2,489,999
 Costs associated with debt offerings                  0                0         (416,891)
 Costs associated with equity offerings          (76,967)               0       (1,847,090)
                                            -------------    -------------    -------------
    Net cash provided by (used in)
     financing activities                        (39,652)       4,039,206       29,223,558
                                            -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH               (9,346,945)     (14,475,714)        (350,772)

CASH AND CASH EQUIVALENTS, beginning of year  24,928,189       15,581,244        1,105,530
                                            -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year       $15,581,244       $1,105,530       $  754,758
                                            =============    =============    =============
SUPPLEMENTAL INFORMATION:
 Interest paid                               $         0       $        0       $  796,067
                                            =============    =============    =============
 Noncash financing activities:
  Reclassification of 2,721,771 shares
   of common stock that were previously
   subject to recision                      $  9,086,329       $        0       $        0
                                            =============    =============    =============
 Warrants issued in connection
  with letter of credit                     $          0       $1,243,000       $        0
                                            =============    =============    =============
Warrants issued in connection
  with debt financings                      $          0       $1,879,000       $4,467,000
                                            =============    =============    =============
Conversion of notes payable                 $          0       $        0       $5,542,566
                                            =============    =============    =============

The accompanying notes are an integral part of these consolidated statements.
F-5

USCI, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  1.	OPERATIONS
USCI, Inc. (the "Company") is a reseller of cellular and paging services to subscribers via reselling agreements with carriers through its wholly owned subsidiary, Ameritel Communications, Inc. Prior to November 1996, before becoming a reseller, the Company was a nationwide agent for companies providing cellular and paging communication services through national distribution channels.
In October 1997, the Company entered into an agreement with RadioShack to be the exclusive provider of analog cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area. During the next 12 months, the Company experienced rapid growth and as a result, experienced negative operating cash flows. The Company was unable to obtain sufficient financing to fund the rapid growth and was unable to pay its principal vendors on a timely basis. Additionally, as disclosed in Note 6, in October 1998, RadioShack terminated its agreement with the Company and filed a lawsuit against the Company. The Company has filed a counterclaim in this case. In addition to the RadioShack claim, various vendors have instituted lawsuits against the Company demanding payment of amounts owed. Failure to favorably resolve these matters will have a material adverse effect on the Company. The Company has never operated at a profit since its inception in 1991 and has experienced increasing losses. Such losses aggregated approximately $7,800,000, $28,800,000, and $42,500,000 for the years ended December 31,
1996, 1997, and 1998, respectively, and are continuing. Additionally, at December 31, 1998, the Company had an accumulated deficit of approximately $86,300,000, had a stockholders' deficit of approximately $22,800,000, and a working capital deficit of $11,600,000. Also, as discussed in Note 4, the Company is in default under the terms of a letter-of-credit agreement that required cash or cash equivalent collateral by January 1998. The Company will require substantial financing for working capital and to service its existing operations for a period of time until profitability is achieved, if ever.
In the fourth quarter of 1998, the Company announced a shift in strategy to focus on the introduction of prepaid cellular services. The Company believes that this new business strategy may achieve positive operating margins over time, provided that the Company raises sufficient capital to fund this new strategy. There can be no assurances that this strategy will be successful or that sufficient additional capital with acceptable terms can be obtained to fund this new strategy and to meet working capital needs.

These factors, discussed in this note above and the uncertainties regarding the ultimate outcome of pending litigation and claims discussed in Note 6, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Revenue Recognition
Revenues from subscriber sales are recorded for charges to customers for monthly access, cellular and paging airtime, roaming, and long distance, as such services are rendered.
The Company recognizes an activation commission pursuant to the activation of cellular and paging devices with a contracted carrier at a contracted amount per activation. The Company simultaneously recognizes a related commission pass-through expense at a contracted amount per activation. The Company reserves a portion of these commission revenues for estimated chargebacks to the Company arising from deactivations of cellular and paging devices by customers during specified contract periods.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 and 1998 was $731,500 and $454,124, respectively, of certificates of deposit restricted to cover letters of credit required as security by cellular carriers.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.
The estimated useful lives are five years for equipment and furniture and fixtures and the shorter of the useful life or lease term for leasehold improvements. Property and equipment, at cost, consist of the following at December 31, 1997 and 1998:

                                      1997              1998
                                   ----------       -----------
Equipment                          $3,282,023        $3,461,243
Furniture and fixtures                212,408           213,573
Promotional displays                3,578,002                 0
Leasehold improvements                644,573           674,845
                                   ----------       ------------
                                    7,717,006         4,349,661
Less accumulated depreciation      (4,294,530)       (2,794,295)
                                   -----------      ------------
  Property and equipment, net      $3,422,476        $1,555,366
                                   ===========      ============


Promotional displays consist of freestanding structures at retail locations that house an automatic dial phone, cellular and paging information which aids in attracting and assisting customers selecting cellular and paging service, and fax machines at selected locations. The Company retains ownership of the promotional displays and capitalizes the displays at cost. The displays are depreciated using the straight-line method over three years. The Company capitalized $354,987 and $0 for promotional displays in the years ended December 31, 1997 and 1998, respectively, and depreciation expense on the promotional displays was $728,105, $734,096, and $1,021,485 in 1996, 1997, and 1998, respectively. Additionally, during 1997 and 1998, the Company recorded impairments of promotional displays of $400,000 and $200,000, respectively. At December 31, 1998, promotional displays are fully depreciated and are no longer being utilized by the Company.
The Company has pledged all of its fixed assets as of December 31, 1998, in connection with the Company's credit facility agreement.
Other Assets
Other assets at December 31, 1997 and 1998 consisted of the following:
                                  1997            1998
                               ----------   ------------
 Systems development costs and
   purchased software, net     $1,480,817    $1,284,880
 Deferred financing costs       1,036,000       214,878
 Deposits                         233,534        31,982
 Other                            157,686             0
                                     -----------   ------------
                               $2,908,037    $1,531,740
                                     ===========   ============

Systems development costs include capitalized costs of internally developed software for internal use relating to the Company's cellular activation system network projects. The capitalized amounts consist of costs incurred after the design phases of the software projects are complete and technological feasibility has been determined based on a detailed system design. Systems development costs and purchased software are amortized on a straight-line basis over the estimated remaining
F-8
economic life of the software of five years. Amortization expense was $218,354, $386,522, and $482,503 in 1996, 1997, and 1998, respectively. As of December 31, 1997 and 1998, accumulated amortization was $750,511 and $1,240,773, respectively.
Subscriber Acquisition and Promotional Costs
Subscriber acquisition costs and promotional costs include costs incurred to acquire subscribers, including commissions, discounts given to consumers for reduced airtime and other promotions, and advertising.
Other Income
In November 1998, the Company agreed to sell its paging services subscriber base of approximately 22,000 subscribers to a paging vendor for $876,000 representing all of the sums due and owing to the vendor. In connection therewith, the Company recognized a gain of $876,000.
Net Loss Per Share
The Company calculates and presents net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share are based on the weighted average number of shares outstanding. For 1996, weighted average shares include shares that were subject to recision (Note 5). Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and warrants (using the treasury stock method). For all periods presented, outstanding options and warrants have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.
Net loss for the 12 months ended December 31, 1998 is adjusted by dividend requirements of $644,415 related to the Company's convertible preferred stock.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Long-Lived Assets
The Company periodically evaluates the carrying values of its long-lived assets, such as property and equipment and systems development costs, to determine whether any impairments are other than temporary. Management believes the long-lived assets in the accompanying balance sheets are appropriately valued.
F-9

Significant Concentrations
For the years ended December 31, 1997 and 1998, approximately 60% and 75%, respectively, of subscriber revenue was attributable to one merchandiser's activations with the Company. In October 1998, the Company's relationship with the merchandiser was terminated (Note 6). Furthermore, a substantial portion of the Company's subscribers are located in one metropolitan area. At December 31, 1998, receivables from subscribers in that metropolitan area approximated 72% of total trade receivables. During 1997, one customer accounted for 57% of activation commission revenues, or 17% of total revenues. During 1996, two customers accounted for 22% of total revenues.
New Accounting Pronouncements
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs incurred in the preliminary project stage are expensed as incurred. Additionally, specified upgrades and enhancements may be capitalized; however, external costs related to maintenance, unspecified upgrades, and enhancements should be recognized as expense over the contract period on a systematic basis. Internal costs incurred for maintenance should be expensed as incurred. SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999. In the opinion of management, the adoption of SOP 98-1 will not have a material effect on the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
  3.	LONG-TERM DEBT
Long-term debt consists of the following at December 31, 1997 and 1998:
                                               1997               1998
                                             ----------      ------------
Convertible notes payable, net of
  debt discount of $695,000 in 1997          $3,305,000       $         0
Credit Facility                                       0         9,788,568
Vendor note payable                                   0        10,876,508
Letters of credit advance                             0         2,700,000
                                             -----------      ------------
                                              3,305,000        23,365,076

Less current maturities                       3,305,000         9,010,980
                                            ------------     -------------
                                             $        0       $14,354,096
                                            ============     =============

Notes Payable Issued in Fiscal 1997
On November 18, 1997, the Company obtained an unsecured loan in the amount of $4,000,000 from two individuals, both of whom are also company stockholders. The loan bears interest at 8.5% per annum and was payable on December 31, 1997. As additional consideration for the loan, the Company issued to each of the lenders a five-year warrant exercisable to purchase up to 400,000 shares of common stock at an exercise price of $6 per share. On December 30, 1997, the Company issued to each of the lenders an additional five-year warrant to purchase 200,000 shares of common stock at $6 per share in consideration of the lenders' extension of the due date of the loans until January 31, 1998. The Company also agreed that for each share of common stock acquired upon the exercise of the warrants ("Primary Warrants"), the Company would issue an additional warrant ("Secondary Warrants") to purchase one share of common stock at an exercise price equal to (a) the conversion price of the Company's convertible preferred stock then being offered in a pending private placement or (b) $7 if the private placement has not been completed. The Company further agreed to issue additional warrants to purchase 400,000 shares of common stock on these same terms and conditions for each month or portion thereof in which the indebtedness to the lenders remained unpaid after January 31, 1998.
The values of the warrants issued in November and December 1997 were determined to be $1,184,000 and $695,000, respectively, based on the relative fair value of the warrants to the debt. A corresponding amount of the proceeds that has been allocated to the warrants has been accounted for as a debt discount and is being amortized over the life of the related debt. At December 31, 1997 and 1998, the unamortized debt discount amounted to $695,000 and $0, respectively.
Notes Payable Issued in Fiscal 1998
On January 31, 1998, pursuant to the terms of the above agreement, the Company issued warrants to purchase an additional 400,000 shares of common stock. On February 24, 1998, the 1,600,000 warrants issued in November 1997, December 1997, and January 1998 together with the $4,000,000 in notes payable were canceled and rescinded. Concurrently, the Company issued $4,000,000 in restated notes ("Restated Notes"), along with 1,600,000 Primary and Secondary Warrants, each with an exercise price of $5 per share. The Restated Notes matured August 1, 1998 ("Maturity") and bore interest at 8%, payable at Maturity. In addition, the Company sold additional notes ("New Notes") in the amount of $1,500,000. The New Notes also matured August 1, 1998, but bore interest at 10%. The Restated Notes and the New Notes are hereafter referred to as the "Notes." In the event the Notes were not paid in full by Maturity, the Notes would begin accruing interest at 15% and become convertible into shares of the Company's common stock at the lesser of $5 per share or 80% of the average closing price during the five days of trading prior to the conversion.
In addition to the 1,600,000 Primary and Secondary Warrants issued with the Restated Notes, the Company has agreed, for each month or portion thereof, from March 1, 1998 until all principal and interest due under the

Restated Notes are paid in full, to issue 100,000 Primary Warrants for each $1,000,000 principal amount outstanding under the Restated Notes. The Company also agreed to include the shares of common stock issuable upon the exercise of the Primary Warrants and Secondary Warrants and upon conversion of the Notes (in the event the Notes are not paid by Maturity) in a registration statement to be filed for the purpose of permitting the resale of such shares.
On June 23, 1998, the Company issued 343,356 shares of common stock upon the conversion of $1,150,000 principal amount and accrued interest thereon of 10% New Notes issued on February 1998. On July 16, 1998, the remaining $350,000 principal amount and accrued interest, thereon, was converted into 119,281 shares of common stock.
On July 28, 1998, the Company issued 34,000 shares of common stock as payment for $136,000 in accrued interest on the 8% Restated Notes issued in February 1998. On July 29, 1998, the holders of the Restated Notes exchanged the $4,000,000 principal balance of the Restated Notes for 500 shares of convertible preferred stock (Note 4).
On January 2, 1998 and January 5, 1998, the Company obtained two unsecured loans, each in the amount of $250,000. Each loan bore interest at 10% per annum and was payable upon the earlier to occur of February 28, 1998 or the completion of a pending private placement of convertible preferred stock. In connection with the issuance of the loans, the Company issued to each party five-year warrants to purchase 75,000 shares of common stock at $6 per share. In addition, the Company issued five-year warrants to purchase 25,000 shares of common stock to a related party as a finder's fee. Additionally, the lender of one of the $250,000 loans is a related party. On February 2, 1998, the Company issued two additional five-year warrants to purchase 50,000 shares of common stock at $6 per share in consideration of the lenders' extension of the due dates to February 28. The loans were paid in full with the proceeds of the March 5, 1998 equity offering
(Note 4). The Company also issued a five-year warrant to purchase 25,000 shares of common stock at $6 per share to a related party as consideration for assistance in obtaining the extension of the loans.
Pursuant to the above debt agreements, the Company issued warrants to purchase 2,700,000 shares of common stock during the year ended
December 31, 1998. The value of these warrants was determined to be $4,647,000 based on the relative fair value of the warrants to the debt.
At December 31, 1998, the debt discount amounted to $0.
Credit Facility
On June 5, 1998, the Company entered into a four-year $20,000,000 revolving credit and term loan facility (the "Credit Facility"). The Credit Facility provides term loans up to $15,000,000, which amortize equally over a 30-month period, and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivables and eligible cellular subscribers. At December 31, 1998, a total of $9,788,568 was outstanding under the facility, of which
F-12

$5,393,720 was related to term loan borrowings and $4,394,848 related to revolving credit borrowings. Term loan borrowings bear interest at the greater of 7% or the bank's base rate plus 2.5% and revolving credit borrowings bear interest at a greater of 7% or the base rate plus 1.5%. The Credit Facility is secured by substantially all assets of the Company. On April 14, 1999, the Company entered into an amended credit facility which reduced the total facility to $17,500,000. Additionally, certain preferred shareholders and other persons have entered into an agreement with the lender to make available the Company up to $7,000,000 under an amendment to the Credit Facility (the "Amended Credit Facility") in a multiple draw-term loan for working capital under certain conditions. The Amended Credit Facility requires the Company to meet certain budgeted items, including revenues, accounts receivable collections, and number of subscribers.
Additionally, in connection with the closing of the Amended Credit Facility and the conversion of preferred stock, pursuant to an agreement between the Company and its preferred shareholders (the "Preferred Agreement")(Note 4), the Company issued a consultant 5,000,000 shares of common stock.
Vendor Note Payable
In April 1999, the Company entered into a note payable agreement with its largest vendor, which allows for the payment of $11,998,794 in equal monthly payments through April 2003. Interest is payable monthly at 6%. Pursuant to the agreement, the Company is required to make current payments for its monthly airtime usage and to secure a standby letter of credit totaling $1,000,000.
  4.	STOCKHOLDERS' DEFICIT
On March 5, 1998, the Company, in two private transactions, sold 423,913 shares of common stock at a purchase price of $5.75 per share and issued five-year warrants to purchase 42,391 shares of common stock at an exercise price of $7.19 per share. As consideration for these transactions, the Company agreed to pay $170,625 and issue a five-year warrant to purchase 42,391 shares of common stock at $7.19 per share to a related party as a finder's fee. A portion of the proceeds were used to pay $500,000 in notes payable issued January 2, 1998 and January 5, 1998 (Note 3).
On March 24, 1998, the Company entered into an agreement for the private placement of up to $15,000,000 in Series A, B, and C Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock provides for dividends at a rate of 6% per annum, payable quarterly in cash or registered common stock. All outstanding principal and accrued dividends may be converted into the Company's common stock at the lower of 120% of the average closing price for five days immediately preceding the conversion notice or 85% of the average of the three lowest closing prices of the common stock for the 25 trading days preceding the conversion
F-13
notice, and automatically converts three years from issuance. The Convertible Preferred Stock is mandatorily redeemable by the Company upon the occurrence of certain events. The Company has filed a registration statement which was declared effective on June 2, 1998 covering the shares of common stock issuable upon conversion of the Convertible Preferred Stock and exercise of certain outstanding options and warrants.
On March 24, 1998, the initial $5,000,000 was approved to the Company which issued 500 shares of Series A Convertible Preferred Stock and five-year warrants to the preferred stockholder to purchase up to 149,522 shares of the Company's common stock at an exercise price of $6.89 per share. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of common stock at an exercise price of $6.89 per share.
On May 7, 1998, the second tranche of $5,000,000 was provided to the Company which issued 500 shares of Series B Convertible Preferred Stock and five-year warrants to purchase up to 203,749 shares of the Company's common stock at an exercise price of $5.85 per share. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of common stock at an exercise price of $5.85 per share.
On July 31, 1998, the third tranche of $5,000,000 was provided to the Company which issued 500 shares of Series C Convertible Preferred Stock and five-year warrants to purchase up to 332,246 shares of the Company's common stock at an exercise price of $5.31 per shares. The Company paid a finder's fee of $500,000 and issued five-year warrants to the finder to purchase 62,500 shares of common stock at an exercise price of $5.85 per share.
During 1998, an aggregate of 65 shares of Series A Convertible Preferred Stock and accrued dividends were converted into 226,748 shares of common stock.
On July 29, 1998, the Company issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4,000,000 of 8% Restated Notes. The Series D preferred stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for five trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of common stock for the 25 trading days preceding the conversion notice, with a floor of not less that $4.00 per share and ceiling of not more than $6.00 per share. The Series D preferred stock has a liquidation value of $8,000 per share. The Series D preferred stock is redeemable at the Company's option at the then applicable conversion price. Since the Company did not complete a private offering of equity and debt securities by October 1998, the shares of Series D Convertible Preferred Stock are convertible into shares of common stock at a conversion price equal to the lesser of $5.00 per share or 80% of the average closing sales price of the Company's common stock during the last five trading days prior to conversion.

During 1998, an aggregate of 25 shares of Series D preferred stock and accrued dividends were converted into 588,191 shares of common stock.
On April 26, 1999, pursuant to the Preferred Agreement, the holders of the Convertible Preferred Stock converted $1,500,000 stated value of Convertible Preferred Stock into 75,000,000 shares of common stock at $0.02 per share, agreed to waive all future dividends on the outstanding Convertible Preferred Stock, and canceled all outstanding options and warrants held by them covering 4,485,707 shares of common stock.
Stock Options
The Company's 1992 Stock Option Plan (the "1992 Plan"), as amended, provides for the issuance of up to 750,000 incentive and nonqualified stock options to key employees and nonemployee directors. In March 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which also provides for the issuance of up to 750,000 incentive and nonqualified stock options. The 1992 Plan and the 1997 Plan are hereafter referred to as the "Option Plans."
Options are granted at an exercise price which is not less than fair value as estimated by the board of directors and become exercisable as determined by the board of directors, generally over a period of four to five years. Options granted under the Option Plans expire ten years from the date of grant. At December 31, 1998, options to purchase 180,194 shares of common stock were available for future grant under the Option Plans.
Additionally, the Company grants options outside of the Option Plans to nonemployee directors, employees, and consultants. During 1996, 1997, and 1998, the Company granted 0, 54,505, and 0 options, respectively, outside the Option Plans.
Transactions related to stock options for each of the three years in the period ended December 31, 1998 are as follows:
                                                            Weighted
                                                             Average
                                                            Exercise
                                               Shares         Price
                                            -----------   -----------
Options outstanding at December 31, 1995       831,642       $4.68
   Granted                                     380,000        7.12
   Forfeited                                  (189,219)       5.68
   Exercised                                   (39,479)       0.95
                                             ----------
Options outstanding at December 31, 1996       982,944        5.58
   Granted                                     701,005        4.46
   Forfeited                                  (117,200)       6.45
   Exercised                                   (40,579)       1.00
                                             ----------
Options outstanding at December 31, 1997     1,526,170        5.13
   Granted                                     377,500        5.55
   Forfeited                                  (240,879)       6.34
   Exercised                                    (3,043)       1.72
                                             ----------
Options outstanding at December 31, 1998     1,659,748        4.99

Exercisable at December 31, 1998             1,151,898        4.75
                                             ==========

The following table summarizes information about stock options outstanding at December 31, 1998:
                      Options Outstanding            Options Exercisable
           ---------------------------------------   -----------------------
                        Weighted    Weighted                        Weighted
Range of                Average      Average                         Average
Exercise     Number     Exercise    Remaining         Number        Exercise
Prices      of Shares    Price    Contractual Life   of Shares       Price
---------  ----------- --------- ----------------- ------------   ----------
$0.95-
$3.49        27,596    $  2.10          1.3            22,496       $  1.91
$3.50-
$4.60       811,168       3.83          2.7           687,968          3.88
$5.00-
$6.75       729,984       5.98          3.2           362,434          5.85
$7.50-
$8.25        85,000       8.01          2.9            73,000          8.04
$9.50-
$10.13        6,000      10.13          1.9             6,000         10.13
          ---------                                 ----------
          1,659,748       4.99                      1,151,898          4.75
          =========                                 ==========


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
                                 1996        1997         1998
                                ---------   ----------  -----------
Risk-free interest rate         6.16%        6.18%        5.9%
Expected dividend yield         0.00         0.00         0.00
Expected lives                  Five years   Five years   Five years
Expected volatility             50%          50%          50%


The total values of the options granted during the years ended December 31, 1996, 1997, and 1998 were computed as approximately $1,301,000, $1,346,000, and $1,138,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1996, 1997, and 1998 would have been as follows:
                                        1996         1997             1998
                                   ------------  -------------  --------------
Net loss:
  As reported                      $(7,783,713)  $(28,786,604)   $(42,494,373)
  Pro forma                         (8,224,453)   (30,128,120)    (43,141,051)
Basic and diluted loss per share:
  As reported                           $(0.76)        $(2.81)         $(3.90)
  Pro forma                              (0.81)         (2.94)          (3.95)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
Letter-of-Credit Warrant
On October 30, 1997, the Company and an investment banking firm entered into a letter-of-credit agreement (the "LOC Agreement"), pursuant to which the investment banking firm agreed to establish irrevocable standby letters of credit of up to $3,750,000 for the purpose of enabling the Company to satisfy its security obligations under certain client and carrier arrangements. Under the LOC Agreement, the Company was required to pledge shares of the Company's common stock which, at that time, equaled 125% of the principal amount of each letter of credit to be issued.
To provide the shares of common stock required to be pledged as collateral under the LOC Agreement, the Company entered into an agreement with certain of the Company's officers, directors, and other stockholders (the "Stockholders"), under which the Stockholders agreed to deposit with the Company an aggregate of 545,045 shares of the Company's common stock. As consideration for this agreement, the Company agreed to issue to the Stockholders nonqualified options to purchase an aggregate of 54,505 shares of the Company's common stock at $6 per share.
As consideration to the investment banking firm for providing the letter-of-credit financing, the Company issued a five-year warrant to purchase up to 600,000 shares of the Company's common stock at a purchase price of $6 per share.
In October 1998, two vendors of the Company requested and received $2,700,000 under the letter-of-credit. The investment bank has made a demand to repay the amounts paid under the letters of credit. The
Company has not repaid the amounts advanced under the letters of credit and the Company is in default under the terms of this agreement. Outstanding Warrants
At December 31,1998, the Company had issued 5,457,799 warrants to purchase common stock at a weighted average exercise price of $5.34.
  5.	RESTRUCTURING AND OTHER SPECIAL CHARGES
During 1997, the Company implemented its change in business strategy from being a cellular activation agent to a nonfacilities-based cellular provider. In connection with the change in business strategy, the Company reviewed all assets associated with the agency business for possible impairment. Accordingly, the Company has recorded restructuring and other nonrecurring charges of $1,100,000 in the year ended December 31, 1997. F-17

This charge included a write-down of displays to estimated fair value, shutdown costs associated with the closing of its Interactive Display Technologies, Inc. subsidiary, and a write-off of a portion of agency receivables which has been deemed uncollectible.
  6.	COMMITMENTS AND CONTINGENCIES
In connection with a 1995 stock transaction, the Company was notified of a potential securities violation. Accordingly, certain stockholders held a right to rescind the transaction for a period of one year. During 1996, the rescission period expired, at which time the Company reflected the transaction in stockholders' equity.
Operating Lease Commitments
The Company leases certain office space, telecommunications and office equipment, and space under noncancelable operating leases. At December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows:
1999	$306,326
2000	11,699
Thereafter	0
                                               --------
	$318,025
                      =========

The expenses for operating leases were $144,456, $317,138, and $433,185 for the years ended December 31, 1996, 1997, and 1998, respectively.
Employee Benefits
The Company does not provide postretirement or postemployment benefits to its employees, nor does the Company offer company-sponsored savings or pension plans.
Contract Termination and Litigation
In October 1998, the Company's contract with RadioShack, a division of
Tandy Corporation ("Tandy"), was terminated. RadioShack has demanded payments of claimed amounts due and advised the Company that because of purported defaults in agreements between the Company and RadioShack, the Cellular Service Agreement with RadioShack was terminated. As a result, the Company is no longer activating new subscribers referred by RadioShack. In an effort to collect part of amounts claimed as due, RadioShack has drawn down $2,500,000 against a Standby Letter of Credit provided for by the Company under the terms of the original Cellular Service Agreement dated October 1, 1997 (Note 4). In December 1998, Tandy initiated legal action against the Company. In its suit, Tandy claims to have suffered damages in the approximate amount of $11,200,000, plus late payment
F-18
penalties, interest, and attorney's fees. The Company believes that it has meritorious defenses to Plaintiff's claims, and has filed answers denying the material allegations of the complaint. The Company has also filed a counterclaim for the monies it contends Tandy owes to it. This counterclaim alleges substantial set-offs to the suit in which the Company alleges that RadioShack breached their contract with the Company, unlawfully withheld customers funds and deposits, referred fraudulent applications to the Company, and as a result, the Company suffered substantial damages.
In addition to the RadioShack claim, various vendors have instituted lawsuits against the Company demanding payment of amounts owed totaling approximately $800,000. The Company is attempting to negotiate settlements of the outstanding claims, some of which have been reduced to judgement. There is no assurance that the Company will be successful in defending or settling these lawsuits or prevail in the Company's counterclaim. Failure to favorably resolve these matters will have a material adverse effect on the Company and could compel the Company to seek protection under the federal bankruptcy system, either voluntarily or involuntarily. The ultimate outcome of these matters cannot be determined at this time.
  7.	INCOME TAXES
The Company has incurred net operating losses ("NOLs") for the last several years. As of December 31, 1997 and 1998, the Company had net operating loss carryforwards of approximately $32,928,723 and $68,404,859, respectively, which expire at various times beginning in 2006. Due to the recurring operating losses, a valuation allowance has been provided against the entire amount of its net deferred tax assets. A portion of the net operating loss carryforwards is subject to substantial limitation due to the change of control in 1995.
Components of deferred tax assets are as follows at December 31, 1997 and
1998:
                                            1997            1998
                                       -----------    ---------------
Deferred tax assets:
Accrued expenses $                        807,953      $  1,428,570
Net operating loss carryforwards       14,754,273        26,677,895
Allowance for doubtful accounts           961,219         4,597,142
Capitalized software costs               (557,519)         (501,103)
                                             -------------     -------------
                                       15,965,926        32,202,504
Valuation allowance                   (15,965,926)      (32,202,504)
                                             ------------     --------------
Deferred tax assets                  $          0      $          0
                                     =============    ===============

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

               USCI, INC.

               By:     /s/ Bruce A. Hahn
                    Bruce A. Hahn, Acting
                    Chief Executive Officer



               By:    /s/ Robert J. Kostrinsky
                    Robert J. Kostrinsky,
                    Chief Financial Officer

June 25, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



               By:    /s/ Joshua Berkowitz
                    Joshua Berkowitz, Director

               By:
                    Bryan Finkel, Director

               By:    /s/ Henry Reinhold
                    Henry Reinhold, Director


June 25, 1999