Form 10-Q/A
period 1998-09-30
USCI INC
filed 1999-06-30
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q/A
                    AMENDMENT NO. 1 TO
                          FORM 10-Q

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

As of November 11, 1998, 12,006,827 shares of $.0001 par value
Common Stock were outstanding.

This Amendment adds a section entitled "Year 2000 Compliance" to the Part I Item 2 "Management's Discussion and Analysis of Finaicial Condition and Results of Operations" which was filed as part of the Company's Form 10-Q for the Quarter Ended September 30, 1998. Otherwise, Part I Item 2 is unchanged.
Part I
Item 2.

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

FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 30, 1998


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

Date: JUNE 30, 1999