Form 10-Q
period 1999-03-31
USCI INC
filed 1999-07-29
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

As of July 29, 1999, 92,826,872 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of March 31, 1999 and December 31, 1998        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three months ended March 31, 1999 and
                           March 31, 1998                                 4

                           Condensed Consolidated Statements of Cash
                           Flows for the Three months ended
                           March 31, 1999 and March 31, 1998              5

                           Notes to Condensed Consolidated
                           Financial Statements                           6

        Item 2             Management's Discussion and Analysis of        7-12
                           Financial Condition and Results of
                           Operations for the Three months ended
                           March 31, 1999 and March 31, 1998

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings                              13
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information - None
        Item 6             Exhibits and Reports on Form 8-K               13

                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,    December 31,
                                                             1999            1998*
                                                          (unaudited)
                                                          ------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $310,000 in 1999 and $454,124 in 1998           $   320,823     $  754,758
Accounts receivable--trade, net of allowances of
  $11,484,469 in 1999 and $11,787,545 in 1998               8,801,086      8,212,484
Accounts receivable-other                                      36,270         47,533
Prepaid expenses                                              299,514        310,000
                                                          ------------  ------------
           Total current assets                             9,457,693      9,324,775
                                                           ------------  ------------

PROPERTY AND EQUIPMENT, net                                 1,318,537      1,555,366
 OTHER ASSETS                                                1,292,010      1,531,740
                                                          ------------  ------------
  Total Assets                                            $12,068,240    $12,411,881
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Credit Facility                                         $ 9,135,172     $2,955,232
  Other payables                                            2,700,000      2,700,000
  Accounts payable and bank overdraft                       9,989,115     10,805,063
  Accrued expenses                                          4,468,807      4,069,927
  Commissions payable                                         362,416        362,416
                                                          ------------  ------------
        Total current liabilities                          26,655,510     20,892,638
                                                          ------------  ------------

OTHER LIABILITIES                                          10,193,045     14,354,096
                                                          ------------  ------------
        Total liabilities                                  36,848,555     35,246,734
                                                          ------------  ------------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,910 shares issued at
  March 31, 1999 and December 31, 1998                             19             19
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 12,006,828 shares issued at March 31,
  1999 and December 31, 1998                                    1,201          1,201
Additional paid-in capital                                 63,724,812     63,453,345
Accumulated deficit                                       (88,478,297)  (86,261,368)
Treasury stock, at cost, 5,500 shares in 1999 and 1998        (28,050)      (28,050)
                                                          ------------ -------------
     Total stockholders' deficit                          (24,780,315)  (22,834,853)
                                                          ------------ -------------
  Total liabilities and stockholders' deficit             $12,068,240    $12,411,881
                                                          ============  ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.
                                3

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended March 31,
                          (Unaudited)

                                                   1999              1998
                                               ============      ============
REVENUES
  Subscriber Sales                              $5,797,402       $ 9,178,056
                                               ------------      ------------
Total Revenues                                   5,797,402         9,178,056
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       3,001,272         5,480,765
                                               ------------      ------------
Total cost of sales                              3,001,272         5,480,765
                                              ------------      ------------
GROSS MARGIN                                     2,796,130         3,697,291
                                               ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            3,157,573         6,194,721
  Subscriber acquisition and promotional costs     737,156         6,633,512
                                               ------------      ------------
Total Operating Expenses                         3,894,729        12,828,233
                                               ------------      ------------
OPERATING LOSS                                  (1,098,599)       (9,130,941)
Interest expense, Net                              846,861         2,427,748
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (1,945,460)      (11,558,689)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (1,945,460)      (11,558,689)

Preferred Dividends                                271,469                 0
Deficit at Beginning of Period                 (86,261,368)      (43,122,578)
                                               ------------      ------------
Deficit at End of Period                      $(88,478,297)     $(54,681,267)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.18)      $     (1.11)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    12,006,828        10,409,044
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31,
                        (Unaudited)

                                                     1999            1998
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $( 1,945,460)   $(11,558,689)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     361,676         597,941
   Amortization of discount on notes payable               0       2,035,000
   Amortization of deferred financing costs                0         310,750
   Provision for losses on accounts receivable       325,000         548,381
Changes in operating assets and liabilities:
     Accounts receivable - trade                    (913,602)     (4,916,479)
     Accounts receivable - other                      11,263         270,262
     Inventory                                             0          22,532
     Prepaids and other assets                       125,369         (50,802)
     Commissions payable                                   0       2,731,811
     Accounts payable and accrued expenses         2,255,216       3,407,041
     Promotional deposits                                  0        (200,000)
                                                  -----------    -------------
      Total adjustments                            2,164,922       4,756,437
                                                  -----------     ------------
      Net cash provided by (used in)
           operating activities                      219,462      (6,802,252)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     0        (105,047)
                                                  -----------    -------------
   Net cash provided by (used in)
       investing activities                                0        (105,047)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit     4,524,945       6,000,000
Repayments of notes payable                       (5,178,342)     (4,500,000)
Issuance of common stock                                   0       2,437,500
Costs associated with issuance of common stock             0        (170,625)
Issuance of preferred stock                                0       5,000,000
Costs associated with issuance of
    preferred stock                                        0        (530,237)
Issuance of stock upon exercise of warrants                0           3,751
Issuance of stock upon exercise of options                 0             893
                                                  ------------   ------------
   Net cash provided by (used in)
       financing activities                         (653,397)      8,241,282
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                     (433,935)      1,333,983
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                            754,758       1,105,530
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   320,823     $ 2,439,513
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $   277,768     $   102,042
                                                 ============    =============
WARRANTS ISSUED IN CONNECTION WITH DEBT
   FINANCING                                     $         0     $ 2,269,000
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               5

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        March 31, 1999
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION
The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the three month period ended March
31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

Net loss for the three month period ended March 31, 1999 is adjusted by dividend requirements of $271,469 related to the Company's Convertible Preferred Stock.


Note 3:  CREDIT FACILITY
On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill Capital Corp. ("Foothill") in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. Two million dollars has already been advanced. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the month ending May 31, 1999, we had violated the cash receipt and revenue covenants. As a result, we have reclassified approximately $7 million in long-term debt to current liabilities. On July 20, 1999, Foothill waived these non-compliance violations. We are working with Foothill to amend the Amended and Restated Loan and Security Agreement to better match our current business model.

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

We bill our resale customers for monthly access to the underlying carrier's cellular or paging network, cellular usage based on the number, time and duration of calls, the geographic location of both the originating and terminating phone numbers, extra service features, the applicable rate plan in effect.

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

We have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The loss of the RadioShack account in October 1998 further accelerated the losses and negative cash flow we had previously experienced. In response to the RadioShack termination, we reduced our workforce from 280 to 85 employees, which included a substantial number of customer service and collection personnel and reduced our leased facilities from 23,000 square feet to 18,000 square feet. The reductions in personnel resulted in reduced effectiveness of our customer service and collection departments causing higher churn rates. We believe that offering prepaid cellular services to specialized national channels of distribution and through the sales opportunities afforded by e-commerce, we could achieve positive operating margins and cash flow over time, provided that we have the capital to fund the introduction of this new marketing strategy. See "Risk Factors-Limited History of Losses; Uncertainty of Future Profitability" and "Need For Additional Financing."

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998

Revenues

Total revenues for the three months ended March 31, 1999 ("1999 Quarter), consisting primarily of subscriber sales, were $5,797,402 as compared to $9,178,056 for the three months ended March 31, 1998 ("1998 Quarter"). The decreased revenues for the 1999 Quarter are attributable to a net decline in our subscriber base.

As an agent, we received activation commissions from other wireless carriers in the first quarter of 1998. However, after we completed our transition from agent to reseller in 1998, agency activation commissions in 1999 were immaterial.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to our subscribers, amounted to $3,001,272 and $5,474,305 for the 1999 Quarter and the 1998 Quarter, respectively. The gross margin for subscriber sales was $2,796,130 or 48.2% and $3,695,106 or 40.3% for the 1999 Quarter and the
1998 Quarter, respectively. The increase is in the 1999 Quarter's gross margin percentage is attributable to better wholesale rates experienced in areas currently serviced by Ameritel..

Following the completion of our transition from agent to reseller, our agency commission expenses were immaterial in both the 1999 Quarter and the 1998 Quarter. Such expenses consisted primarily of commissions paid to our mass market distribution channels in the 1998 Quarter.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by us to acquire new subscribers for our cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts (i.e. reduced monthly access charges or free minutes) granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $737,156 and $6,633,512 for the 1999 Quarter and the 1998 Quarter, respectively. This decrease reflects the substantial curtailing of the acquisition of new subscribers. The decrease in these costs in the 1999 Quarter is attributable to reduced activity relating to new subscribers in 1999 coupled with lower promotional costs due to the termination of promotions during a subscribers term.

Selling, general and administrative expenses for the 1999 Quarter aggregated $3,157,573 as compared to $6,194,721 for the 1998 Quarter, reflecting the Company's staff reductions and curtailment of other operating expenses. Salaries and related employee benefits decreased by 64.4% to approximately $1,039,534 for the 1999 Quarter from $2,922,625 for the 1998 Quarter. Telecommunications and facilities expense decreased by 66.1% to $150,205 for the 1999 Quarter from $442,795 for the 1998 Quarter and billing and credit review services decreased to $504,322 in the 1999 Quarter from $523,468 in the 1998 Quarter. Travel expense decreased by 92% to approximately $14,898 for the 1999 Quarter from $191,144 for the 1998 Quarter. Professional and other fees increased to approximately $621,101 in the 1999 Quarter from $340,292 for the 1998 Quarter due to legal, consulting and other fees incurred in connection with our restructuring and reorganization as well as material litigation instituted by former customers and vendors including RadioShack and others. Depreciation and amortization for the 1999 Quarter was $361,676 as compared to $597,941 for the 1998 Quarter. As a percentage of revenues, the selling, general and administrative expenses were 54.5% for the 1999 Quarter compared to 136% in the fourth quarter of 1998 reflecting the Company's emphasis on controlling overhead costs.

8


Interest expense (net of income) aggregated $846,861 in the 1999 Quarter and $2,427,748 in the 1998 Quarter.

Between January 1, 1999 and March 31, 1999, we did not add any new subscribers and our active cellular subscriber base was reduced from approximately 60,000 to 42,000.

The decrease in interest expense during the 1999 Quarter is related to approximately $2.3 million of non-cash interest expense in the 1998 Quarter attributable to the fair value of warrants issued in connection with three private financings offset by higher loan levels in 1999. See "Liquidity and Capital Resources."

We incurred net losses of $1,945,460 and $11,558,689 for the 1999 Quarter and the 1998 Quarter, respectively.

Liquidity and Capital Resources

Working capital deficiency at March 31, 1999 was $17,197,817 compared to $11,567,863 at December 31, 1998. Cash and cash equivalents at March 31, 1999 totaled $320,823 (of which $310,000 was restricted). We have a stockholders' deficit of $24,780,315 at March 31, 1999 compared to $22,834,853 at December 31, 1998. The increase in working capital deficiency is mostly due to the reclassification of approximately $7 million of long term debt to current liabilities due to certain defaults under the Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") due to non-compliance with certain financial covenants. See
Note 3. The decrease in cash and stockholders' equity is attributable to our operating loss in the three months ended March 31, 1999. We continue to experience monthly losses and negative cash flow from operations.

Our past growth in subscribers created losses and a working capital deficiency due to the acquisition costs associated with the high rate of subscriber acquisition. We currently require substantial amounts of capital to fund current operations, for the settlement and payment of past due obligations, and the deployment of our new business strategy. Due to recurring losses from operations, an accumulated deficit, stockholders' deficit, negative working capital, being in default under the terms of our letters of credit advances, having significant litigation instituted against us, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern.

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

In the fourth quarter of 1997 and the first quarter of 1998, we obtained letter of credit financing in the amount of approximately $3.1 million from our investment banker, and short term loans totaling $6.0 million from private individuals (all of which has been repaid). In addition, we raised approximately $2.5 million from the private sale of Common Stock and $19 million from the private sale of Convertible Preferred Stock in 1998 which was in part funded through the conversion of debt into shares of Preferred Stock. The $3.1 million letter of credit financing is collateralized by company common stock pledged by certain of our current and former officers, directors and other stockholders. We were obligated to replace this collateral with 125% cash or cash equivalent (Treasury Bills) of approximately $3,825,000 which was due on January 31, 1998. We were unable to replace the collateral and we are now in default. From the letter of credit availability, a letter of credit for $2.5 million was issued to RadioShack and we have asserted in our counterclaims in the RadioShack lawsuit that RadioShack improperly drew down the $2.5 million letter of credit.

On June 5, 1998, we entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. The Foothill credit facility provides for term loans which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivable and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. Concurrent with the closing of the credit facility, we received proceeds of $6.1 million under a term loan borrowing, of which $3 million was used to pay RadioShack.

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill Capital Corp. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. Two million dollars has already been advanced. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the month ending May 31, 1999, we had violated the cash receipt and revenue covenants. As a result, we have reclassified approximately $7 million in long-term debt to current liabilities. On July 20, 1999, Foothill waived these non-compliance violations. We are working with Foothill to amend the Amended and Restated Loan and Security Agreement to better match our current business model.

We have been actively engaged in negotiations with our principal vendors and carriers to enter into long term payment plans for past due obligations. To date, we have been successful in concluding agreements aggregating approximately $13,000,000 of past due obligations. On April 13, 1999 we entered into an debt restructuring agreement with a cellular carrier which is our largest vendor, allowing for payment of our debt to them, which was approximately $12 million reflecting charges through March 12, 1999 and payments through April 30, 1999, over a 48 month period with interest at the rate of 6% per annum.

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

There is no assurance that we will be able to control or minimize churn or that our retention programs will be successful, that we will be able to control or minimize the damaging effect of fraud, that our subscribers will use a sufficient number of minutes each month to support the revenue required to support our cash flow needs, that Foothill will amend the Amended and Restated Loan and Security Agreement, that we will be able to control or fund the legal fees for the lawsuits that are currently pending, or that we will be able to avoid additional suits instituted by vendors for past due obligations, or that we will be able to successfully implement a plan to collect our delinquent accounts receivable on a timely basis or in sufficient amounts.

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

Because the cost of implementing our new prepaid cellular and e-commerce strategies will depend upon a variety of factors (including our ability to negotiate additional distribution agreements and increase our penetration of existing distribution channels, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

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

INFLATION
To date, inflation has not had any significant impact on our business.

PART II
ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the disclosure provided under Part 3 of Item 1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

On June 7, 1999, OfficeMax Inc. served the Registrant with a Complaint in a civil action in the Court of Common Please, Cuyahoga County, Ohio, Case No. 385088, alleging that U.S. Communications, Inc., a wholly-owned subsidiary of the Registrant is indebted to OfficeMax for at least $2.2 million for commissions, cooperative advertising and other credits arising the referral of cellular service customers to the Registrant. The action has been removed to the United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:99 CV 1561.

U.S. Communications, Inc. intends to vigorously defend the action and file an answer denying the material allegations of the Complaint and intends to file counterclaims against OfficeMax.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

10.1 Consulting Agreement dated as of May 1, 1999 between the Registrant and Howard Zuckerman
27        Financial Data Schedule
99        Risk Factors

 (b)	REPORTS ON FORM 8-K

On January 15, 1999, the Registrant filed a report on Form 8-K disclosing that (1) by Third Amended Forebearance Agreement dated January 12, 1999, Foothill Capital Corporation agreed to forbear from exercising its rights under the Loan and Security Agreement until January 31, 1999 and was continuing to advance funds to Ameritel under the terms of the Loan and Security Agreement; and (2) by Agreement dated December 4, 1998, Ameritel agreed to sell its paging services subscriber base to Metrocall, Inc.

On January 29, 1999, the Registrant filed a report on Form 8-K disclosing that it and Ameritel itend to file a counterclaim against Tandy Corp. alleging substantial set-offs to a lawsuit filed by Tandy against the Registrant and Ameritel.

On February 9, 1999, the Registrant filed a report on Form 8-K disclosing that by Fourth Amended Forebearance Agreement dated February 8, 1999, Foothill Capital Corporation agreed to forbear from exercising its rights under the Loan and Security Agreement until February 16, 1999 and was continuing to advance funds to Ameritel under the terms of the Loan and Security Agreement.

On February 25, 1999, the Registrant filed a report on Form 8-K disclosing that by Fifth Amended Forebearance Agreement dated February 18, 1999, Foothill Capital Corporation agreed to forbear from exercising its rights under the Loan and Security Agreement until March 5, 1999 and was continuing to advance funds to Ameritel under the terms of the Loan and Security Agreement.

On March 11, 1999, the Registrant filed a report on Form 8-K disclosing that by Sixth Amended Forebearance Agreement dated March 5, 1999, Foothill Capital Corporation agreed to forbear from exercising its rights under the Loan and Security Agreement until March 15, 1999 and was continuing to advance funds to Ameritel under the terms of the Loan and Security Agreement.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999


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

Date: July 29, 1999