Form 10-Q
period 1999-06-30
USCI INC
filed 1999-09-10
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

As of August 31, 1999, 92,826,873 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of June 30, 1999 and December 31, 1998        3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three months ended June 30, 1999 and
                           June 30, 1998                                 4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Six months ended June 30, 1999 and
                           June 30, 1998                                 5

                           Condensed Consolidated Statements of Cash
                           Flows for the Six months ended June 30, 1999
                           and June 30, 1998                             6

                           Notes to Condensed Consolidated
                           Financial Statements                          7-8

        Item 2             Management's Discussion and Analysis of       9-14
                           Financial Condition and Results of
                           Operations for the Six and Three months
                           Ended June 30, 1999 and June 30, 1998

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings - None                       15
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information - None
        Item 6             Exhibits and Reports on Form 8-K               15

Part I
Item 1
                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,    December 31,
                                                             1999            1998*
                                                          (unaudited)
                                                          ------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $181,500 in 1999 and $454,124 in 1998           $   394,225     $  754,758
Accounts receivable--trade, net of allowances of
  $10,552,723 in 1999 and $11,787,545 in 1998              10,100,096      8,212,484
Accounts receivable-other                                      36,178         47,533
Prepaid expenses                                            2,019,668        310,000
                                                          ------------  ------------
           Total current assets                            12,550,167      9,324,775
                                                           ------------  ------------

PROPERTY AND EQUIPMENT, net                                 1,008,068      1,555,366
OTHER ASSETS                                                1,307,679      1,531,740
                                                          ------------  ------------
  Total Assets                                            $14,865,914    $12,411,881
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Credit Facility                                         $10,843,394     $2,955,232
  Other payables                                            2,556,693      2,700,000
  Accounts payable and bank overdraft                      10,425,652     10,805,063
  Accrued expenses                                          5,920,286      4,069,927
  Commissions payable                                         342,434        362,416
                                                          ------------  ------------
        Total current liabilities                          30,088,459     20,892,638
                                                          ------------  ------------

OTHER LIABILITIES                                           8,790,657     14,354,096
                                                          ------------  ------------
        Total liabilities                                  38,879,116     35,246,734
                                                          ------------  ------------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,743 shares issued at June 30,
  1999 and 1,910 shares issued at December 31, 1998                17             19
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 92,826,873 shares issued at June 30,
  1999 and 12,006,828 shares issued at December 31, 1998        9,284          1,201
Additional paid-in capital                                 65,925,174     63,453,345
Accumulated deficit                                       (89,919,627)   (86,261,368)
Treasury stock, at cost, 5,500 shares in 1999 and 1998        (28,050)       (28,050)
                                                          ------------  -------------
     Total stockholders' deficit                          (24,013,202)   (22,834,853)
                                                          ------------  -------------
  Total liabilities and stockholders' deficit             $14,865,914    $12,411,881
                                                          ============  ============

* Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.
                                    3

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended June 30,
                          (Unaudited)

                                                   1999              1998
                                               ============      ============
REVENUES
  Subscriber Sales                              $4,126,023       $12,124,878
                                               ------------      ------------
Total Revenues                                   4,126,023        12,124,878
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       1,703,520         7,227,092
                                               ------------      ------------
Total cost of sales                              1,703,520         7,227,092
                                              ------------      ------------
GROSS MARGIN                                     2,422,503         4,897,786
                                               ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            2,601,474         5,783,486
  Subscriber acquisition and promotional costs     378,924         6,152,989
  Other                                            380,333                 0
                                               ------------      ------------
Total Operating Expenses                         3,360,731        11,936,475
                                               ------------      ------------
OPERATING LOSS                                  (  938,228)       (7,038,689)
Interest expense, Net                              424,678         2,910,490
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (1,362,906)      ( 9,949,179)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (1,362,906)      ( 9,949,179)

Preferred Dividends                                 78,424           126,667
Deficit at Beginning of Period                 (88,478,297)      (54,681,267)
                                               ------------      ------------
Deficit at End of Period                      $(89,919,627)     $(64,757,113)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.02)      $     (0.93)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    69,949,908        10,718,925
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Six Months Ended June 30,
                          (Unaudited)

                                                   1999              1998
                                               ============      ============
REVENUES
  Subscriber Sales                              $9,923,425       $21,302,934
                                               ------------      ------------
Total Revenues                                   9,923,425        21,302,934
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       4,704,792        12,707,857
                                               ------------      ------------
Total cost of sales                              4,704,792        12,707,857
                                              ------------      ------------
GROSS MARGIN                                     5,218,633         8,595,077
                                               ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            5,759,047        11,978,206
  Subscriber acquisition and promotional costs   1,116,079        12,786,501
  Other                                            380,333                 0
                                                ------------      ------------
Total Operating Expenses                         7,255,459        24,764,707
                                               ------------      ------------
OPERATING LOSS                                  (2,036,826)      (16,169,630)
Interest expense, Net                            1,271,540         5,338,238
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (3,308,366)      (21,507,868)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (3,308,366)      (21,507,868)

Preferred Dividends                                349,893           126,667
Deficit at Beginning of Period                 (86,261,368)      (43,122,578)
                                               ------------      ------------
Deficit at End of Period                      $(89,919,627)     $(64,757,113)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.09)      $     (2.04)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    41,138,432        10,555,707
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30,
                        (Unaudited)

                                                     1999            1998
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $( 3,308,366)   $(21,507,868)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     723,353       1,201,061
   Amortization of discount on notes payable               0       4,258,370
   Amortization of deferred financing costs           86,600         629,600
   Provision for losses on accounts receivable       637,000         983,721
Changes in operating assets and liabilities:
     Accounts receivable - trade                  (2,524,612)    (10,940,156)
     Accounts receivable - other                      11,355         312,693
     Inventory                                             0          17,588
     Prepaids and other assets                       318,434         (33,518)
     Commissions payable                             (19,983)       (315,109)
     Accounts payable and accrued expenses         2,768,907       6,467,320
     Promotional deposits                                  0        (200,000)
                                                  -----------    -------------
      Total adjustments                            2,001,054       2,381,570
                                                  -----------     ------------
      Net cash used in operating activities       (1,307,312)    (19,126,298)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (11,085)       (276,622)
                                                  -----------    -------------
      Net cash used in investing activities          (11,085)       (276,622)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit    10,564,896      13,589,200
Repayments of notes payable                       (9,473,399)     (6,452,757)
Issuance of common stock                                   0       3,625,513
Costs associated with issuance of common stock             0        (185,970)
Issuance of preferred stock                                0      10,000,000
Costs associated with issuance of
    preferred stock                                        0      (1,084,075)
Issuance of stock upon exercise of warrants                0           3,751
Issuance of stock upon exercise of options                 0             893
Costs associated with term loan and line of credit  (133,633)       (388,710)
                                                  ------------   ------------
       Net cash provided by financing activities     957,864      19,107,845
                                                  ------------   ------------
NET DECREASE IN CASH                                (360,533)       (295,075)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                            754,758       1,105,530
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   394,225     $   810,455
                                                 ============    =============
INTEREST PAID DURING THE PERIOD                  $   618,695     $   334,675
                                                 ============    =============
WARRANTS ISSUED IN CONNECTION WITH DEBT
   FINANCING                                     $         0     $ 4,647,000
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        June 30, 1999
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION
The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the six month period ended June
30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

Net loss for the six and three month periods ended June 30, 1999 is adjusted by dividend requirements of $349,893 and $78,424, respectively, related to the Company's Convertible Preferred Stock.


Note 3:  CREDIT FACILITY
On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill Capital Corp. ("Foothill") in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. As of June 30, 1999, $2.6 million had been advanced and an additional $550,000 was advanced in July 1999. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. As of June 30, 1999, $10,843,394 was outstanding comprised of revolver and term loans. Also, there were $925,000 in standby letters of credit outstanding under the line. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the month ended June 30, 1999, we were not in compliance with certain financial and other covenants. As a result, we have reclassified approximately $9 million in long-term debt to current liabilities. Foothill has continued to fund advances under our revolver. Subsequent to June 30, 1999, we obtained a waiver from Foothill until September 30, 1999 with respect to such non-compliance. We are working with Foothill to obtain a further waiver and to amend the Amended and Restated Loan and Security Agreement to better match our current business model.

Note 4:  EQUITY
During the three months ended June 30, 1999 we issued common shares to various individuals as follows:
300,000 shares to the new Board of Directors (at 100,000 shares per member) as consideration for services and assistance.
520,045 replacement shares to current and former officers, directors, and other stockholders for the shares utilized in October 1997 as collateral for a letter of credit issued by an investment banker. As a result of the Company's failure to replace the collateral with cash in January 1998, the investment banker exercised its rights to transfer the shares deposited as collateral into its name. See "Liquidity and Capital Resources".

5,000,000 shares issued to Howard Zuckerman as consideration for his operational and financial assistance and restructuring (as outlined in his consulting agreement dated May 1, 1999) from May 1, 1999 for a period of one year.

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

Selling, general and administrative expense include all personnel related costs, including the costs of providing sales and support services for customers, personnel required to support our operations and growth, and commissions to our independent sales representatives. It also includes the costs of the billing and information systems, other administrative expenses, bad debt expense, facilities related expenses, travel, professional fees, as well as all depreciation and amortization expenses.

We have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The loss of the RadioShack account in October 1998 further accelerated the losses and negative cash flow we had previously experienced. In response to the RadioShack termination, we reduced our workforce from 280 to 115 employees, which included a substantial number of customer service and collection personnel and reduced our leased facilities from 23,000 square feet to 18,000 square feet. The reductions in personnel resulted in reduced effectiveness of our customer service and collection departments causing higher churn rates. We believe that offering prepaid cellular services to specialized national channels of distribution and through the sales opportunities afforded by e-commerce, we could achieve positive operating margins and cash flow over time, provided that we have the capital to fund the introduction of this new marketing strategy. See "Risk Factors-Limited History of Losses; Uncertainty of Future Profitability" and "Need For Additional Financing."

RESULTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
SIX AND THREE MONTHS ENDED JUNE 30, 1998

Revenues

Total revenues for the six months ended June 30, 1999 ("1999 Six Months"), consisting primarily of subscriber sales, were $9,923,425 as compared to $21,302,934 for the six months ended June 30, 1998 ("1998 Six Months"). Total revenues for the three months ended June 30, 1999 ("1999 Quarter"), consisting primarily of subscriber sales, were $4,126,023 as compared to $12,124,878 for the three months ended June 30, 1998 ("1998 Quarter"). The decreased revenues for the 1999 Six Months and the 1999 Quarter are attributable to a net decline in our subscriber base.

As an agent, we received activation commissions from other wireless carriers in the first quarter of 1998. However, after we completed our transition from agent to reseller in 1998, agency activation commissions in 1999 were immaterial.

Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to our subscribers, amounted to $4,704,792 and $12,707,857 for the 1999 Six Months and the 1998 Six Months, respectively and $1,703,520 and $7,227,092 for the 1999 Quarter and the 1998 Quarter, respectively. The gross margin for subscriber sales was $5,218,633 or 52.6% and $8,595,077 or 40.4% for the 1999 Six Months and the 1998 Six Months, respectively, and $2,422,503 or 58.7% and $4,897,786 or 40.4% for the 1999 Quarter and the 1998 Quarter, respectively. The increase in the 1999 Six Months' and the 1999 Quarter's gross margin percentage is attributable to better wholesale rates experienced in areas we currently service.

Following the completion of our transition from agent to reseller, our agency commission expenses were immaterial in both the 1999 Six Months and the 1998 Six Months and the 1999 Quarter and the 1998 Quarter. Such expenses consisted primarily of commissions paid to our mass market distribution channels in the 1998 Six Months and the 1998 Quarter.

Operating Expenses

Subscriber acquisition and promotional costs represent expenses incurred by us to acquire new subscribers for our cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts (i.e. reduced monthly access charges or free minutes) granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $1,116,079 and $12,786,501 for the 1999 Six Months and the 1998 Six Months, respectively, and $378,924 and $6,152,989 for the 1999 Quarter and the 1998 Quarter, respectively. This decrease reflects the curtailment of acquisition of new subscribers. The decrease in these costs in the 1999 Six Months and the 1999 Quarter is also attributable to reduced activity relating to new subscribers in 1999 coupled with lower promotional costs due to the termination of promotions during a subscribers term.

Selling, general and administrative expenses for the 1999 Six Months were $5,759,047 as compared to $11,978,206 for the 1998 Six Months and were $2,601,474 for the 1999 Quarter as compared to $5,783,486 for the 1998 Quarter, reflecting our staff reductions and reduction of other operating expenses due to reduced activity. Salaries and related employee benefits decreased by 60.3% to $2,228,440 for the 1999 Six Months from $5,610,858 for the 1998 Six Months and decreased by 55.8% to $1,188,906 for the 1999 Quarter from $2,688,232 for the 1998 Quarter. Telecommunications and facilities expense decreased by 63.9% to $465,768 for the 1999 Six Months from $1,288,791 for the 1998 Six Months and decreased by 68.0% to $198,908 for the 1999 Quarter from $621,553 for the 1998 Quarter. Billing and credit review services decreased to $806,371 in the 1999 Six Months from

$1,148,829 in the 1998 Six Months and decreased to $302,049 in the 1999 Quarter from $625,361 in the 1998 Quarter. Travel expense decreased by 89.1% to $39,604 for the 1999 Six Months from $363,114 for the 1998 Six Months and decreased by 85.6% to $24,706 for the 1999 Quarter from $171,970 for the 1998 Quarter. Professional and other fees increased to $1,041,118 in the 1999 Six Months from $785,274 in the 1998 Six Months and decreased to $420,017 in the 1999 Quarter from $444,982 for the 1998 Quarter. The increase in the 1999 Six Months over the 1998 Six Months is due to legal, consulting and other fees incurred in connection with our restructuring and reorganization as well as material litigation instituted by former customers and vendors including RadioShack and others. Depreciation and amortization for the 1999 Six Months was $723,353 as compared to $1,201,061 for the 1998 Six Months and was $361,676 for the 1999 Quarter as compared to $603,120 for the 1998 Quarter. As a percentage of revenues, the selling, general and administrative expenses were 58.0% for the 1999 Six Months and 63.1% for the 1999 Quarter compared to 136% in the fourth quarter of 1998 reflecting the Company's emphasis on controlling overhead costs.

During the three months ended June 30, 1999 we issued common shares to various individuals for either services or for replacement of shares previously used as collateral (see Footnote 4). Valuation for the shares issued for services amounted to approximately $380,000 and are included in other operating expenses.

Interest expense (net of income) was $1,271,540 for the 1999 Six Months compared to $5,338,238 for the 1998 Six Months and was $424,678 for the 1999 Quarter compared to $2,910,490 for the 1998 Quarter. The decrease in interest expense during the 1999 Six Months and the 1999 Quarter is related to $4,879,870 and $2,345,750, respectively, of non-cash charges attributable to the fair value of warrants issued in connection with three private financings offset by higher loan levels in 1999. See "Liquidity and Capital Resources".

Between January 1, 1999 and June 30, 1999, we did not add any new subscribers and our active cellular subscriber base was reduced from approximately 60,000 to approximately 33,000.

We incurred net losses of $3,308,366 and $21,507,868 for the 1999 Six Months and the 1998 Six Months, respectively, and $1,362,906 and $9,949,179 for the 1999 Quarter and the 1998 Quarter, respectively.

Liquidity and Capital Resources

Working capital deficiency at June 30, 1999 was $17,538,292 compared to $11,567,863 at December 31, 1998. Cash and cash equivalents at June 30, 1999 totaled $394,225 (of which $181,500 was restricted). We have a stockholders' deficit of $24,013,202 at June 30, 1999 compared to $22,834,853 at December 31, 1998. The increase in working capital deficiency is mostly due to the reclassification of approximately $9 million of long term debt to current liabilities due to certain defaults under the Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") due to non-compliance with certain financial and other covenants which non-compliance was subsequently waived by Foothill. See
Note 3. The decrease in cash and stockholders' equity is attributable to our operating loss for the six months ended June 30, 1999. We continue to experience monthly losses and negative cash flow from operations.

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

In the fourth quarter of 1997 and the first quarter of 1998, we obtained letter of credit financing in the amount of approximately $3.1 million from our investment banker, and short term loans totaling $6.0 million from private individuals (all of which has been repaid). In addition, we raised approximately $2.5 million from the private sale of Common Stock and $19 million from the private sale of Convertible Preferred Stock in 1998 which was in part funded through the conversion of debt into shares of Preferred Stock. The $3.1 million letter of credit financing was collateralized by 544,545 shares of company common stock pledged by certain of our current and former officers, directors and other stockholders. We were required to provide the investment banker with replacement collateral in January 1998 which we failed to do. As a result, the investment banker has recently exercised its rights to transfer the shares deposited as collateral into its name and we have issued replacement shares (totaling 520,045) to the pledgors. From the letter of credit availability, a letter of credit for $2.5 million was issued to RadioShack and we have asserted in our counterclaims in the RadioShack lawsuit that RadioShack improperly drew down the $2.5 million letter of credit.

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

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill Capital Corp. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. As of June 30, 1999, $2.6 million had been advanced and an additional $550,000 was advanced in July 1999. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the months ending June 30 and July 31, 1999, we were not in compliance with certain financial and other covenants. As a result, we have reclassified approximately $9 million in long-term debt to current liabilities. Foothill has continued to fund advances under our revolver. Subsequent to June 30, 1999, we obtained a waiver from Foothill with respect to such non-compliance until September 30, 1999. We are working with Foothill to obtain a further waiver and to amend the Amended and Restated Loan and Security Agreement to better match our current business model.

We have been actively engaged in negotiations with our principal vendors and carriers to enter into long term payment plans for past due obligations. To date, we have been successful in concluding agreements aggregating approximately $13,000,000 of past due obligations. On April 13, 1999 we entered into an debt restructuring agreement with a cellular carrier which is our largest vendor, allowing for payment of our debt to them, which was approximately $12 million reflecting charges through March 12, 1999 and payments through April 30, 1999, over a 48 month period with interest at the rate of 6% per annum. We have not made the June, July or August payments and are in the process of negotiating a restructuring of this debt.

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

While we expect that all significant computer systems will be Year 2000 compliant by the end of the third quarter of 1999, we cannot assure you that all Year 2000 problems will be identified or that the necessary corrective actions will be completed in a timely manner.

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

Our Year 2000 Risk

Based on the efforts described above, we currently believe that our systems will be Year 2000 compliant in a timely manner. We have completed the process of identifying Year 2000 issues in our computer systems and expect to complete any remediation efforts by the end of the third quarter of 1999. However, we cannot assure you that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on our business, results of operations or financial condition.

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

Our Contingency Plans

We plan by the end of the third quarter of 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it becomes necessary for us to implement a contingency plan, such plan may not avoid a material Year 2000 issue.

INFLATION
To date, inflation has not had any significant impact on our business.

PART II

ITEM 2.  CHANGES IN SECURITIES

(c) Incorporated by reference to Note 4 to the Condensed Consolidated Financial Statements filed under Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are included herein:

10.1 Employment Agreement dated as of July 6, 1999 between the Registrant and Lee Feist.
27        Financial Data Schedule
99        Risk Factors

 (b) Reports on Form 8-K

	We filed one report on Form 8-K during the quarter ended June 30, 1999:

	Date		Items Reported
    -------           ---------------------------------------------------
	May 11, 1999		Announcement that the we converted an aggregate of
			$1.5 million stated value of Preferred Stock into 75 million shares of the Company's Common Stock and that the credit facility provided by Foothill
			Capital Corp. has been restructured. Announcement of changes in personnel and retention of consultant.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999


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

Date: September 10, 1999