Form 10-Q
period 1999-09-30
USCI INC
filed 1999-12-10
CIK 907069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

As of December 7, 1999, 93,975,028 shares of $.0001 par value
Common Stock were outstanding.

                               USCI, INC.
                               FORM 10-Q
                                 INDEX

Part I            FINANCIAL INFORMATION                                  PAGE NO.

        Item 1.            Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as
                           of September 30, 1999 and December 31, 1998               3

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Three months ended September 30, 1999 and
                           September 30, 1998                                        4

                           Condensed Consolidated Statements of
                           Operations and Accumulated Deficit for
                           the Nine months ended September 30, 1999 and
                           September 30, 1998                                        5

                           Condensed Consolidated Statements of Cash
                           Flows for the Nine months ended September 30, 1999
                           and September 30, 1998                                    6

                           Notes to Condensed Consolidated
                           Financial Statements                                     7-8

        Item 2             Management's Discussion and Analysis of                  9-15
                           Financial Condition and Results of
                           Operations for the Nine and Three months
                           Ended September 30, 1999 and September 30, 1998

PART II           OTHER INFORMATION
        Item 1             Legal Proceedings                                         16
        Item 2             Changes in Securities - None
        Item 3             Default Upon Senior Securities - None
        Item 4             Submission of Matters to a Vote of
                              Security Holders - None
        Item 5             Other Information - None
        Item 6             Exhibits and Reports on Form 8-K                          16

Part I
Item 1
                                 USCI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
                                                             1999           1998*
                                                          (unaudited)
                                                          ------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted
  cash of $451,000 in 1999 and $454,124 in 1998           $   460,797     $  754,758
Accounts receivable--trade, net of allowances of
  $9,904,060 in 1999 and $11,787,545 in 1998                8,356,854      8,212,484
Accounts receivable-other                                     35,336         47,533
Prepaid expenses                                            1,615,940        310,000
                                                          ------------  ------------
           Total current assets                            10,468,927      9,324,775
                                                           ------------  ------------

PROPERTY AND EQUIPMENT, net                                   171,278      1,555,366
OTHER ASSETS                                                  111,854      1,531,740
                                                          ------------  ------------
  Total Assets                                            $10,752,059    $12,411,881
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Credit Facility                                         $12,016,643     $2,955,232
  Other payables                                            2,538,593      2,700,000
  Accounts payable and bank overdraft                      11,178,289     10,805,063
  Accrued expenses                                          4,586,563      4,069,927
  Commissions payable                                         342,434        362,416
                                                          ------------  ------------
        Total current liabilities                          30,662,522     20,892,638
                                                          ------------  ------------

OTHER LIABILITIES                                           8,073,567     14,354,096
                                                          ------------  ------------
        Total liabilities                                  38,736,089     35,246,734
                                                          ------------  ------------

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,743 shares issued at September
  30, 1999 and 1,910 shares issued at December 31, 1998            17             19
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 92,826,873 shares issued at September 30,
  1999 and 12,006,828 shares issued at December 31, 1998        9,284          1,201
Additional paid-in capital                                 65,925,173     63,453,345
Accumulated deficit                                       (93,890,454)   (86,261,368)
Treasury stock, at cost, 5,500 shares in 1999 and 1998        (28,050)       (28,050)
                                                          ------------  -------------
     Total stockholders' deficit                          (27,984,030)   (22,834,853)
                                                          ------------  -------------
  Total liabilities and stockholders' deficit             $10,752,059    $12,411,881
                                                          ============  ============

* Condensed from audited financial statements.
The acting notes are an integral part of these condensed consolidated financial statements.
                                    3

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                  Three Months Ended September 30,
                          (Unaudited)

                                                   1999              1998
                                               ============      ============
REVENUES
  Subscriber Sales                              $2,703,650       $11,214,089
                                               ------------      ------------
Total Revenues                                   2,703,650        11,214,089
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       1,281,978         6,467,391
                                               ------------      ------------
Total cost of sales                              1,281,978         6,467,391
                                              ------------      ------------
GROSS MARGIN                                     1,421,672         4,746,698
                                               ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            2,471,969         7,636,591
  Subscriber acquisition and promotional costs     269,027         3,909,224
  Loss due to asset impairment                   1,711,923                 0
  Other                                            462,500                 0
                                               ------------      ------------
Total Operating Expenses                         4,915,419        11,545,815
                                               ------------      ------------
OPERATING LOSS                                  (3,493,747)       (6,799,117)
Interest expense, Net                              477,081         1,992,012
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (3,970,828)      ( 8,791,129)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (3,970,828)      ( 8,791,129)

Preferred Dividends                                      0           198,548
Deficit at Beginning of Period                 (89,919,626)      (64,757,113)
                                               ------------      ------------
Deficit at End of Period                      $(93,890,454)     $(73,746,790)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.04)      $     (0.79)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    92,826,873        11,322,687
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED DEFICIT
                 Nine Months Ended September 30,
                          (Unaudited)

                                                   1999              1998
                                               ============      ============
REVENUES
  Subscriber Sales                             $12,627,075       $32,517,023
                                               ------------      ------------
Total Revenues                                  12,627,075        32,517,023
                                               ------------      ------------
COST OF SALES
  Cost of subscriber sales                       5,986,770        19,175,248
                                               ------------      ------------
Total cost of sales                              5,986,770        19,175,248
                                              ------------      ------------
GROSS MARGIN                                     6,640,305        13,341,775
                                               ------------      ------------
OPERATING EXPENSES
  Selling, general and administrative            8,231,015        19,614,796
  Subscriber acquisition and promotional costs   1,385,106        16,695,726
  Loss due to asset impairment                   1,711,923                 0
  Other                                            842,833                 0
                                                ------------      ------------
Total Operating Expenses                        12,170,877        36,310,522
                                               ------------      ------------
OPERATING LOSS                                  (5,530,572)      (22,968,747)
Interest expense, Net                            1,748,621         7,330,250
                                               ------------      ------------

LOSS BEFORE INCOME TAXES                        (7,279,193)      (30,298,997)
Income Taxes                                             0                 0
                                               ------------      ------------
NET LOSS                                        (7,279,193)      (30,298,997)

Preferred Dividends                                349,893           325,215
Deficit at Beginning of Period                 (86,261,368)      (43,122,578)
                                               ------------      ------------
Deficit at End of Period                      $(93,890,454)     $(73,746,790)
                                              =============      ============

Basic and Diluted Net Loss per Share           $     (0.13)      $     (2.83)
                                               ============      ============
Basic and Diluted Weighted
  Average Shares Outstanding                    58,557,247        10,814,176
                                               ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30,
                        (Unaudited)

                                                     1999            1998
                                                =============    =============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $( 7,279,193)   $(30,298,997)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     969,639       2,016,985
   Amortization of discount on notes payable               0       5,342,000
   Amortization of deferred financing costs          144,453         980,250
   Provision for losses on accounts receivable       787,000       3,115,650
   Loss due to asset impairment                    1,711,923               0
Changes in operating assets and liabilities:
     Accounts receivable - trade                    (931,370)    (16,397,771)
     Accounts receivable - other                      12,197         957,338
     Inventory                                             0          17,871
     Prepaids and other assets                       759,872         169,549
     Commissions payable                             (19,982)        993,751
     Accounts payable and accrued expenses         1,548,584       8,268,049
     Promotional deposits                                  0        (400,000)
                                                  -----------    -------------
      Total adjustments                            4,982,316       5,063,672
                                                  -----------     ------------
      Net cash used in operating activities       (2,296,877)    (25,235,325)
                                                  -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (12,596)       (544,505)
                                                  -----------    -------------
      Net cash used in investing activities          (12,596)       (544,505)
                                                  -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit    15,190,514      21,486,554
Repayments of notes payable                      (13,021,720)    (11,500,355)
Issuance of common stock                                   0       2,625,319
Costs associated with issuance of common stock             0        (192,421)
Issuance of preferred stock                                0      15,000,000
Costs associated with issuance of
    preferred stock                                        0      (1,616,372)
Issuance of stock upon exercise of warrants                0           3,751
Issuance of stock upon exercise of options                 0             893
Costs associated with term loan and line of credit  (153,282)       (432,465)
                                                  ------------   ------------
       Net cash provided by financing activities   2,015,512      25,374,904
                                                  ------------   ------------
NET DECREASE IN CASH                                (293,961)       (404,926)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                            754,758       1,105,530
                                                 ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   460,797     $   700,604
                                                 ============    =============

WARRANTS ISSUED IN CONNECTION WITH DEBT
   FINANCING                                     $         0     $ 4,647,000
                                                 ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          USCI, INC.
        Notes to Condensed Consolidated Financial Statements
                        September 30, 1999
                         (Unaudited)

Note 1:  BASIS OF PRESENTATION
The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

Net loss for the nine month period ended September 30, 1999 is adjusted by dividend requirements of $349,893 related to the Company's Convertible Preferred Stock.


Note 3:  CREDIT FACILITY/ REORGANIZATION UNDER BANKRUPTCY PROCEEDINGS

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill Capital Corp. ("Foothill") in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. As of September 30, 1999, approximately $4.2 million had been advanced. The $10.5 million limit has been structured as part revolver, part term loan and part letter of credit. As of September 30, 1999, approximately $7.8 million was outstanding comprised of revolver and term loans. Also, there were approximately $1 million in standby letters of credit outstanding under the line. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the month ended September 30, 1999, we were not in compliance with certain financial and other covenants. As a result, we have reclassified approximately $10.4 million of long-term debt to current liabilities.

On October 29, 1999, (the "filing date"), Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All claims against Ameritel in existence prior to the filing date are subject to payment only when and as provided for by an order of the Bankruptcy Court.

 Ameritel's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the sale of its consumer accounts receivable and the related subscriber contracts. It is too early to determine other elements of a proposed plan. However, when other elements are determined, they may result in additional restructuring charges, as well as the impairment of certain assets. The plan or sale will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan or sale, the Company is unable to predict the potential financial impact of this matter.

The Company believes that amounts available from operating cash flows and funds available from its cash collateral financing with Foothill Capital Corporation ("Foothill") will not be sufficient to meet its expected operating needs through the end of 1999. The Company is seeking additional DIP financing, an expansion of the current cash collateral financing and restructuring of certain debt. The Company does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

Failure to obtain such financing or restructure its debt may compel the Company and all of its subsidiaries to seek protection under the federal bankruptcy statutes or otherwise cease operating and wind up its business affairs.

The financial statements as of and for the period ended September 30, 1999 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed sale or reorganization plan.

Note 4:  ASSET IMPAIRMENT

In connection with the Company's change in business strategy, certain long lived assets owned by the Company's wholly-owned subsidiary, U.S. Communications, Inc. ("U.S. Communications Assets") were reviewed. As a result of this review and based on an independent third party valuation, the Company has recorded a loss on the impairment of the U.S. Communications Assets in the amount of $1,711,923. The Company intends to sell the U.S. Communications Assets to another subsidiary of the Company for approximately $155,000 (the approximate valuation for these assets). It is expected that these proceeds will be used to reduce amounts due to the Company's secured creditor, Foothill. If the sale of the U.S. Communications Assets takes place, the Company will be required to either lease or purchase replacements to be able to continue to service its subscribers pending the sale of the consumer accounts receivable and related subscribers contracts of Ameritel, of which there is no assurance.

Note 5:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF USCI, INC.

OVERVIEW

Historically, our revenues have consisted of commissions earned as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular services. Since completion of our transition in 1998 to becoming a reseller, we do not receive material revenues from agency commissions.

We bill our customers for monthly access to the underlying carrier's cellular network, cellular usage based on the number, time and duration of calls, the geographic location of both the originating and terminating phone numbers, extra service features, the applicable rate plan in effect.

The wholesale cost of subscriber service includes monthly access, usage (home and roaming, long distance) and special features charges paid by us to the cellular carriers.

Subscriber acquisition and promotional costs includes commission payments we make to our channels of distribution (or to equipment suppliers on their behalf) for each activation by their customers of a cellular telephone, certain advertising costs incurred by us or our distribution channels and reduced access and/or free airtime for a limited period to our cellular subscribers. In view of the substantial reduction in our subscriber base, only a small part of these costs, if any, may be recoverable from the long-term revenue stream created by the continuation of subscriber's services. Our ability to capture such revenue streams has been substantially reduced by early service cancellations, known as churn, and by losses caused by fraudulent use of service by third persons, which are not recoverable from subscribers. Under existing agreements with the carriers, which provide us with cellular service, we have recovered access fraud in some instances and although not generally recoverable, subscriber fraud is also recoverable under certain circumstances but it should be noted that we have already suffered substantial losses in subscriber fraud during 1998 which materially contributed to our deficit.

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

We have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The loss of the RadioShack account in October 1998 further accelerated the losses and negative cash flow we had previously experienced. In response to the RadioShack termination, we reduced our workforce from 280 to 115 employees, which included a substantial number of customer service and collection personnel and reduced our leased facilities from 23,000 square feet to 18,000 square feet. Since that time, we have made further reductions in our leased facilities to approximately 13,000 square feet as well as personnel reductions in which our executive staff has been reduced to two individuals and our employee roster consists of 55 employees. The reductions in both executive and other personnel have resulted in reduced effectiveness of our customer service and collection departments causing higher churn rates. We believe that through sales opportunities afforded by e-commerce expected to begin in the fourth quarter of 1999, we will seek to achieve positive operating margins and cash flow over time, provided that we have sufficient capital to fund the introduction of this new marketing strategy. We can make no representation that we will achieve these results or that we will have the capital to do so. See "Risk Factors- We Need Additional Financing to Continue Business Operations; We Have Experienced a History Of Losses; Any Future Profitability is Uncertain;." in Exhibit 99 filed herewith.

RESULTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenues for the nine months ended September 30, 1999 ("1999 Nine Months"), consisting primarily of subscriber sales, were $12,627,075 compared to $32,517,023 for the nine months ended September 30, 1998 ("1998 Nine Months"). Total revenues for the three months ended September 30, 1999 ("1999 Quarter"), consisting primarily of subscriber sales, were $2,703,650 as compared to $11,214,089 for the three months ended September 30, 1998 ("1998 Quarter"). The decrease in revenues for the 1999 Nine Months and the 1999 Quarter is directly attributable to a substantial net decline in our subscriber base.


Cost of Sales

Costs of subscriber services, which consist of direct charges from cellular carriers for access, airtime and services resold to our subscribers, amounted to $5,986,770 and $19,175,248 for the 1999 Nine Months and the 1998 Nine Months, respectively and $1,281,978 and $6,467,391 for the 1999 Quarter and the 1998 Quarter, respectively. The gross margin for subscriber sales was $6,640,305 or 52.6% and $13,341,775 or 41.0% for the 1999 Nine Months
and the 1998 Nine Months, respectively, and $1,421,672 or 52.6% and $4,746,698 or 42.3% for the 1999 Quarter and the 1998 Quarter, respectively. The increase in the 1999 Nine Months' and the 1999 Quarter's gross margin percentage is attributable to better wholesale rates experienced in the areas we currently service.


Operating Expenses

Subscriber acquisition and promotional costs represent expenses which we incurred to acquire new subscribers for our cellular services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts (i.e. reduced monthly access charges or free minutes) granted to subscribers when purchasing cellular services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $1,385,106 and $16,695,726 for the 1999 Nine Months and the 1998 Nine Months, respectively, and $269,027 and $3,909,224 for the 1999 Quarter and the 1998 Quarter, respectively. The decrease reflects our cessation of acquisition efforts to obtain new subscribers. The decrease in these costs in the 1999 Nine Months and the 1999 Quarter is also attributable to lower promotional costs due to the termination of promotions during a subscriber's term. These costs are expected to decrease since we are not adding new subscribers and the promotional costs associated with current subscribers continues to decline.

Selling, general and administrative expenses for the 1999 Nine Months were $8,231,015 as compared to $19,614,796 for the 1998 Nine Months and were $2,471,969 for the 1999 Quarter as compared to $7,636,591 for the 1998 Quarter, reflecting our staff reductions and reduction of other operating expenses due to reduced activity and lack of funding. Salaries and related employee benefits decreased by 56.1% to $3,473,365 for the 1999 Nine Months from $7,920,302 for the 1998 Nine Months and decreased by 46.1% to $1,244,925 for the 1999 Quarter from $2,309,444 for the 1998 Quarter. Telecommunications and facilities expense decreased by 63.0% to $647,886 for the 1999 Nine Months from $1,749,247 for the 1998 Nine Months and decreased by 60.4% to $182,119 for the 1999 Quarter from $460,457 for the 1998
Quarter. Billing and credit review services decreased to $1,094,150 in the 1999 Nine Months from

$1,884,447 in the 1998 Nine Months and decreased to $287,778 in the 1999 Quarter from $735,619 in the 1998 Quarter. Travel expense decreased by 87.1% to $70,593 for the 1999 Nine Months from $546,890 for the 1998 Nine Months and decreased by 83.1% to $30,989 for the 1999 Quarter from $183,777 for the 1998 Quarter. Professional and other fees increased to $1,353,317 in the 1999 Nine Months from $1,234,808 in the 1998 Nine Months and decreased to $312,199 in the 1999 Quarter from $449,534 for the 1998 Quarter. The increase in the professional and other fees in the 1999 Nine Months compared to the 1998 Nine Months is due to legal, consulting and other fees incurred in connection with our restructuring and reorganization as well as the defense of material litigation instituted by former customers and vendors including RadioShack and others. Depreciation and amortization for the 1999 Nine Months was $969,639 as compared to $2,016,985 for the 1998 Nine Months and was $246,287 for the 1999 Quarter as compared to $815,924 for the 1998 Quarter. As a percentage of revenues, the selling, general and administrative expenses were 65.2% for the 1999 Nine Months and 91.4% for the 1999 Quarter compared to 136% in the fourth quarter of 1998 reflecting the Company's emphasis on reducing and controlling overhead costs.

During the nine months ended September 30, 1999 we issued common shares to various individuals for either services or for replacement of shares previously used as collateral (see Footnote 4). Valuation for the shares issued for services amounted to approximately $843,000 and $463,000 for the nine months and three months ended September 30, 1999, respectively, and are included in other operating expenses.

As a result of a review of the certain long lived assets of U.S.
Communications, Inc. (see Note 4), the Company recognized a loss due to impairment of such assets in the amount of $1,711,923 for the 1999 Nine Months and the 1999 Quarter.

Interest expense (net of income) was $1,748,621 for the 1999 Nine Months compared to $7,330,250 for the 1998 Nine Months and was $477,081 for the 1999 Quarter compared to $1,992,012 for the 1998 Quarter. The decrease in interest expense during the 1999 Nine Months and the 1999 Quarter is related to a reduction in 1999 of $6,274,250 and $1,394,380, respectively, of non-cash interest charges attributable to the fair value of warrants offset by higher loan levels in 1999. See "Liquidity and Capital Resources".

Between January 1, 1999 and September 30, 1999, we did not add any new subscribers and our active cellular subscriber base was reduced from approximately 60,000 to approximately 20,000.

We incurred net losses of $7,279,193 and $30,298,997 for the 1999 Nine Months and the 1998 Nine Months, respectively, and $3,970,828 and $8,791,129 for the 1999 Quarter and the 1998 Quarter, respectively.

Liquidity and Capital Resources

Working capital deficiency at September 30, 1999 was $20,193,595 compared to $11,567,863 at December 31, 1998. Cash and cash equivalents at September 30, 1999 totaled $460,797 (of which $451,000 was restricted). We have a stockholders' deficit of $27,984,030 at September 30, 1999 compared to $22,834,853 at December 31, 1998. The increase in working capital deficiency is primarily due to the reclassification of approximately $10.4 million of long term debt to current liabilities due to certain defaults under the Amended and Restated Loan and Security Agreement with Foothill Capital Corp... ("Foothill") due to non-compliance with certain financial and other covenants. The decrease in cash and stockholders' equity is attributable to our operating loss for the nine months ended September 30, 1999. We expect to continue to experience monthly losses and negative cash flow from operations.

Our rapid growth in subscribers created losses and a working capital deficiency due to the acquisition costs associated with the high rate of subscriber acquisition. We currently require substantial amounts of capital to fund current operations, for the settlement and payment of past due obligations, and the deployment of our new business strategy. Due to recurring losses from operations, an accumulated deficit, stockholders'
11
deficit, negative working capital, being in default under the terms of our letters of credit advances, having significant litigation instituted against us, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern.

In addition, we intend to sell certain assets of U.S. Communications, Inc. (i.e. computer hardware, software and other fixed assets) (the "U.S. Communications Assets"), valued by an independent third party at approximately $155,000, to another wholly-owned subsidiary of the Company. It is expected that these proceeds will be used to reduce amounts due to our secured creditor, Foothill. If the sale of the U.S. Communications Assets takes place, we will be required to either lease or purchase replacements to be able to continue to service our subscribers pending the sale of the consumer accounts receivable and related subscribers contracts of Ameritel ("Ameritel Assets"), of which there is no assurance. In connection with our efforts to sell the Ameritel Assets, Ameritel retained Houlihan Lokey Howard and Zukin Capital, an investment banking firm, and have paid them an initial retainer of $75,000. They will receive an additional $350,000 upon the successful completion of the sale of the Ameritel Assets, of which there is no assurance. Implementation of this arrangement is pending approval of the U.S. Bankruptcy Court. Subsequent to the proposed sale of the Ameritel Assets, we expect to market telecommunications products over the Internet.

To date, we have funded operations and growth primarily through financing activities. As a consequence of a merger in May 1995, we received cash and cash equivalents of approximately $9,750,000 of which $3,450,000 was used to repay debt to private lenders. In November 1995, we received net proceeds of approximately $21,850,000 from the exercise, following a notice of redemption, of outstanding common stock purchase warrants.

In the fourth quarter of 1997 and the first quarter of 1998, we obtained letter of credit financing in the amount of approximately $3.1 million from our former investment banker, and short term loans totaling $6.0 million from private individuals (the short term loans have been repaid). In addition, we raised approximately $2.5 million from the private sale of Common Stock and $19 million from the private sale of Convertible Preferred Stock in 1998 which was in part funded through the conversion of debt into shares of Preferred Stock. The $3.1 million letter of credit financing was collateralized by 544,545 shares of Company Common Stock pledged by certain of our current and former officers, directors and other stockholders. We were required to provide the investment banker with replacement collateral in January 1998, which we failed to do. As a result, the investment banker has recently exercised its rights to transfer the shares deposited as collateral into its name and we have issued replacement shares (totaling 520,045) to the pledgors. From the letter of credit availability, a letter of credit for $2.5 million was issued to RadioShack and we have asserted in our counterclaims in the RadioShack lawsuit that RadioShack improperly drew down the $2.5 million letter of credit.

On June 5, 1998, we entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. The Foothill credit facility provides for term loans, which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivable and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. Concurrent with the closing of the credit facility, we received proceeds of $6.1 million under a term loan borrowing, of which $3 million was used to pay RadioShack.

On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill Capital Corp. An aggregate of $7 million has been made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility has been reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. As of September 30, 1999, $4.2 million had been advanced. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. For the month ending September 30, 1999, we were not in compliance with certain financial and other covenants. As a result, we have reclassified approximately $10.4 million of long-term debt to current liabilities. Foothill has not declared the Company in default and the obligations have not been accelerated. At September 30, 1999, the Company had no availability under the Credit Facility.

As of September 30, 1999, lawsuits aggregating approximately $14,395,801 had been filed against the Company and its wholly-owned subsidiaries, Ameritel Communications, Inc. ("Ameritel"), U.S. Communications, Inc. ("U.S. Communications") and Wireless Communications Centers, Inc. ("WCCI"). In October, 1999, additional lawsuits aggregating $54,247 have been filed against USCI and Ameritel. Lawsuits aggregating approximately $300,000 have been reduced to judgment. If the Company does not obtain the funding necessary to pay legal fees to defend these lawsuits, or reach satisfactory settlements of these lawsuits, of which there is no assurance, additional judgments will be filed against the Company and its subsidiaries, which may require the Company and its remaining subsidiaries to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs. See "Litigation" under Part II, Item 1 of this Report.

On October 29, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. In connection with its Chapter 11 bankruptcy filing on October 29, 1999, the Company obtained cash collateral financing from Foothill. This financing expires on December 31, 1999. All claims against Ameritel in existence prior to the Chapter 11 filing are subject to payment only when and as provided for by an order of the Bankruptcy Court.

Ameritel's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the sale of its consumer accounts receivable and the related subscriber contracts. It is too early to determine other elements of a proposed plan. However, when other elements are determined, they may result in additional restructuring charges, as well as the impairment of certain assets. The plan or sale will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan or sale, the Company is unable to predict the potential financial impact of this matter.

The amounts available from operating cash flows and funds available from its cash collateral financing with Foothill Capital Corporation ("Foothill") will not be sufficient to meet our expected operating needs through the end of 1999. The Company is seeking additional DIP financing, an expansion of the current cash collateral financing and restructuring of certain debt.
The Company does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

The financial statements as of and for the period ended September 30, 1999 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed sale or reorganization plan.

There is no assurance that we will be able to effect a sale of the Ameritel Assets on a timely basis or that we will be able to use Cash collateral as scheduled for in a Bankruptcy approved budget, obtain an extension or expansion of the Cash collateral order, obtain DIP financing or restructure certain debt. In the event that we are not successful in obtaining the aforementioned financing, sale of the Ameritel Assets, or debt restructuring, we may be required to convert the Ameritel Chapter 11 filing to a liquidation under Chapter 7 of the U.S. Bankruptcy Code or move for a dismissal of the case, and the Company and all of its subsidiaries may also be required to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs.

Because the cost of implementing our new e-commerce strategies, anticipated to begin in the fourth quarter of 1999, of which there is no assurance, will depend upon a variety of factors (including our ability to negotiate additional distribution agreements, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

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

While we expect that all significant computer systems will be Year 2000 compliant by the end of the fourth quarter of 1999, we cannot assure you that all Year 2000 problems will be identified or that the necessary corrective actions will be completed in a timely manner.

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

Our Year 2000 Risk

Based on the efforts described above, we currently believe that our systems will be Year 2000 compliant in a timely manner. We have completed the process of identifying Year 2000 issues in our computer systems and expect to complete any remediation efforts by the end of the fourth quarter of 1999. However, we cannot assure you that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate Year 2000 problems in critical systems in a timely manner could have a material adverse effect on our business, results of operations or financial condition.

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

Our Contingency Plans

We plan by the end of the fourth quarter of 1999 to develop contingency plans to be implemented in the event planned solutions prove ineffective in solving Year 2000 compliance. If it becomes necessary for us to implement a contingency plan, such plan may not avoid a material Year 2000 issue.

INFLATION
To date, inflation has not had any significant impact on our business.

PART II
Item 1 - LEGAL PROCEEDINGS
As of September 30, 1999, lawsuits aggregating approximately $14,395,801 had been filed against the Company and its wholly-owned subsidiaries, Ameritel Communications, Inc. ("Ameritel"), U.S. Communications, Inc. ("U.S. Communications") and Wireless Communications Centers, Inc. ("WCCI"). In October, 1999, additional lawsuits aggregating $54,247 have been filed against USCI and Ameritel.

Ameritel is subject to lawsuits aggregating $440,456 in addition to the $11,200,000 Tandy lawsuits. On October 29, 1999, (the "filing date"), Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All lawsuits against Ameritel in existence prior to the filing date are subject to payment only when and as provided for by an order of the Bankruptcy Court. Reference is made to the disclosure provided under Item 1 of Part 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete description of the Tandy litigation.

USCI, Inc. is the subject of lawsuits aggregating approximately $121,457 in addition to the Tandy action. Reference is made to the disclosure provided under Item 1 of Part 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete description of the Tandy litigation.

U.S. Communications, Inc. is the subject of lawsuits aggregating approximately $471,047, of which approximately $300,000 has been reduced to judgment, in addition to the OfficeMax lawsuits in the amount of $2,200,000. Reference is made to the disclosure provided under Item 1 of Part II of the Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1999 for a complete description of the OfficeMax litigation.

WCCI is the subject of one lawsuit in the amount of $17,088 in which summary judgment has been entered.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are included herein:

27        Financial Data Schedule
99        Risk Factors

 (b) Reports on Form 8-K

We filed two reports on Form 8-K during the quarter ended September 30, 1999:

	Date		Items Reported
------------------------------------------------------------
August 2, 1999	Announcing Lee Feist as our new President,
			Chief Executive Officer and Board member

November 1, 1999	Reporting the October 29, 1999 Chapter 11
			filing by our wholly-owned subsidiary,
			Ameritel Communications, Inc.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999


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

Date: December 10, 1999