Form 10-K
period 1999-12-31
USCI INC
filed 2000-06-20
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-22282.

                                   USCI, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3702647
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

        Waterford Centre, 5555 Triangle Parkway, Norcross, Georgia 30091
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   (678) 268-2300

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
    ---------------------          -------------------------------------------
           None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                   ------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the average of the closing bid and ask price on May 31, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $10,000,000.

     At May 31, 2000, 98,025,028 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATE BY REFERENCE

     None

                                   USCI, INC.

                                TABLE OF CONTENTS
                                                                            Page
PART I

         Item 1   Business...............................................     1
         Item 2   Properties.............................................     7
         Item 3   Legal Proceedings......................................     7
         Item 4   Submission of Matters to a Vote of Security Holders....     8

PART II

         Item 5   Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................     9
         Item 6   Selected Financial Data................................    10
         Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    13
         Item 7A  Quantitative And Qualitative Disclosures About Market
                  Risk...................................................    20
         Item 8.  Financial Statements and Supplementary Data............    20
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................    20

PART III

         Item 10. Directors and Executive Officers of the Registrant.....    21
         Item 11. Executive Compensation.................................    23
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.............................................    27
         Item 13. Certain Relationships and Related Transactions.........    27

PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K...............................................    28

         Signatures......................................................    31

         Index to Financial Statements...................................    32

                                     PART I

ITEM 1.  BUSINESS

General; Development of Business

     USCI, Inc. ("USCI") is a holding company organized under the laws of the State of Delaware with principal offices located at Waterford Centre, 5555 Triangle Parkway, Norcross, Georgia 30071, telephone number (678) 268-2300. Through our subsidiaries, we are engaged in the marketing of telecommunications products and services with an emphasis on two principal markets: (1) Internet telephony products and services ("IP Telephony"), and (2) wireless services ("Wireless Services").

     USCI is the result of a merger, in May 1995, between U.S. Communications, Inc. and Trinity Six, Inc. Since 1996, we have been engaged in wireless services marketing through our wholly-owned subsidiary, Ameritel Communications, Inc. ("Ameritel"). As a result of ongoing losses, during 1999, Ameritel restructured certain loan provisions, converted certain preferred stock into common stock and filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

     In conjunction with the restructuring of Ameritel, during 1998 and 1999, we restructured our management team and board of directors and adopted a revised operating strategy. See "Ameritel Bankruptcy and Restructuring" and "Business Strategy".

     Pursuant to our ongoing efforts to improve operating  results,  in 1999, we
entered  the  IP   Telephony   marketing   business   with  the   formation   of
AmericomOnline.com. ("Americom").

Business Overview

     Since the fourth quarter of 1997, our operations have consisted primarily of the resale of wireless services in the United States. We purchase cellular telephone access and airtime from facilities-based carriers at wholesale rates and resell cellular services to subscribers at retail rates. Previously, we acted as an agent for major United States cellular and paging carriers in the sale of cellular and paging services through national distribution channels.

     In 1999 and the first quarter of 2000, with the formation of Americom and the conclusion of a marketing and distribution agreement with Net2Phone, we established a nationwide sales and marketing organization, and began building a network of distribution channels for IP Telephony services and products. We had not as yet begun actual marketing of those services and products as of April 2000 but anticipate the commencement of online marketing efforts and the establishment of relationships with retail outlets for those services and products during the second quarter of 2000 and the commencement of delivery of those services and products in the second half of 2000.

     We have never operated profitably since inception. In the second half of 1999, we substantially altered our operations in an effort to achieve profitability by late 2000. These efforts include establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in commencing IP Telephony marketing services, growing revenues or operating profitably.

Ameritel Bankruptcy and Restructuring

     In order to provide a national footprint for the sale of wireless services, between 1996 and 1998, we negotiated contracts with more than 20 cellular carriers. We also developed software systems and processes to permit our customers to promptly and efficiently process the subscriber applications necessary to activate cellular and paging services purchased through these national channels of distribution.

     In October 1997, we entered into an agreement with RadioShack, a division of Tandy Corporation, under which we were appointed the exclusive provider of cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area. Subsequently, the agreement was amended to cover Puerto Rico and the Virgin Islands. In October 1998, RadioShack terminated its agreement with us and instituted a lawsuit in which they claim that we owe them $11.2 million in commissions and other fees. We filed an answer denying RadioShack's claims and also filed a counterclaim against RadioShack/Tandy in which we claimed that, through their actions and conduct, we incurred substantial damages in excess of their claims.

     RadioShack's termination of our contract contributed significantly to an inability on our part to secure financing necessary to support the servicing of our cellular subscriber base. The termination of our RadioShack contract also created defaults under our loan agreement with Foothill Capital Corp. In order to conserve our capital, we reduced our workforce and reduced our leased facilities. These reductions, as well as the adverse publicity resulting from the termination of the RadioShack contract, reduced the effectiveness of our customer service department resulting in substantially higher churn rates and bad debt writeoffs.

     Although RadioShack represented our largest retail distribution channel, the costs and risks associated with doing business with them were very high. The subscriber acquisition costs were excessive and the cost of servicing cellular subscribers which they referred to us exceeded the costs which we incurred in dealing with other channels of distribution.

     In order to address financial difficulties arising from our continuing losses and our dispute with RadioShack, in May 1999, we entered into an agreement pursuant to which we issued 5,000,000 shares of common stock to a consultant as compensation for services in connection with our efforts to restructure our credit facility with Foothill Capital and negotiate payment schedules for certain other indebtedness.

     On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million from which an additional multiple draw term loan in an amount up to $7 million was made available. The $7 million was funded into escrow by certain preferred shareholders and others through a participation agreement with Foothill and can only be released upon certain conditions. We intended to use these funds for working capital and to settle, where possible, our outstanding obligations. At December 31, 1999, we had borrowed a total of approximately $4.4 million of the additional $7 million available.

     Following the closing of the Foothill Amended Loan Agreement, all of the holders of our preferred shares entered into an agreement under which they converted $1.5 million stated value of preferred stock for 75 million shares of our common stock at $0.02 per share, agreed to waive all future dividends on the outstanding preferred shares, waived all defaults under the terms of the preferred shares, and cancelled all outstanding options and warrants held by them covering 4,485,707 shares of common stock.

     In conjunction with our ongoing efforts to restructure outstanding indebtedness, in May 1999, our current Board of Directors resigned and were replaced by three new directors. Mr. Bruce A. Hahn, our former Chairman and Chief Executive Officer, resigned as an officer of USCI and entered into a consulting agreement with Americom, effective December 1, 1999, pursuant to which he will provide sales, marketing and strategic planning services, and in July 1999, Mr. Lee Feist joined USCI as Chairman of the Board, President and Chief Executive Officer.

     In October 1999, Ameritel filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Ameritel's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the sale of its consumer accounts receivable and the related subscriber contracts. It is too early to determine other elements of a proposed plan.

     As of the date of this filing, we have entered into, and the Bankruptcy Court has approved, a Compromise Settlement Agreement and Mutual Release Agreement with RadioShack releasing all parties with no further obligations or liability.

Business Strategy

     Beginning in October 1998, and continuing through the first quarter of 2000, we adopted a major shift in strategy, emphasizing (1) entry into the IP Telephony market, (2) implementation of an e-commerce platform to supplement, and reduce costs associated with, our marketing, distribution, customer service and related activities and (3) implementation of various cost control measures to improve profitability of our historical Wireless Services.

     Our objective is to (1) become a leading marketer of IP Telephony products and services, including prepaid long distance calling cards utilizing IP Telephony technology and related equipment necessary to facilitate IP Telephony, and (2) improve profitability and subscriber retention rates within our Wireless Services business through improved customer service and adoption of technologies, processes and systems designed to reduce operating costs. Among the specific steps taken to date, or planned to be taken, to attain our objectives are:

     * the adoption, in October 1998, of a freeze in marketing efforts to add new Wireless Service subscribers in order to focus our resources on servicing and preserving the existing subscriber base and lowering the operating cost of that business.

     * the sale, in November 1998, subject to certain conditions, of the bulk of our paging services subscriber base, to Metrocall for $876,000 representing the sums due and owing for paging services previously purchased from Metrocall.

     *    the   launch,   in  January   2000,   of  our   e-commerce   platform,
          www.AmericomOnline.com, as a principal marketing tool for our products and services.

     * the execution, in April 2000, of a Marketing and Distribution Agreement with Net2Phone to market IP Telephony products and services of Net2Phone, including Internet telephone and prepaid long distance calling cards.

     The specific steps taken to date have been supplemented by, and will in the future be supplemented by: (1) efforts to expand our electronic media channels and link our new internet e-commerce site to other strategic sites to increase site traffic and promote our products and services, (2) efforts to expand into new specialized distribution channels, and (3) implementation of a centralized order processing platform and the development of browser based technology to improve customer service and reduce operating costs.

Wireless Services

     Historically our core operations were in the marketing of wireless services. From 1992 to 1997, we acted as an agent for major United States cellular and paging carriers in the sale of cellular and paging services through national distribution channels. Since 1997, our wireless services operations have consisted primarily of the resale of wireless services.

     -- Carrier Relationships. We provide cellular services by purchasing access and airtime from facilities-based carriers at wholesale rates and reselling those services at retail rates. In the past, we have been able to negotiate favorable carrier agreements that provide coverage throughout substantially all of the United States and do not require "take-or-pay conditions." These multiple carrier agreements have given us the ability to control the structure of our national rate plans and distribute our services through our national distribution channels.

     We presently have carrier agreements with four nonaffiliated facilities-based cellular service providers which authorize us to resell the cellular service provided by these carriers for our existing subscribers: (1) AT&T Wireless Services, (2) Puerto Rico Telephone Co., (3) GTE Mobilnet and (4) Airtouch Cellular.

     -- Marketing and Customer Support. Since October 1998, we have undertaken no marketing efforts to add Wireless Service customers. We do not presently intend to commence any such marketing efforts in the foreseeable future. Instead, our efforts have been, and are expected to continue to be, focused on improving our customer support in order to retain and improve the profitability of our existing Wireless Service subscriber base. At April 2000, we had approximately 13,000 Wireless Service subscribers.

Internet Telephony

     In 1999, we formed AmericomOnline.com ("Americom") for the purpose of commencing marketing of IP Telephony products and services as well as prepaid communications products and services through our proprietary e-commerce platform and through mass market general merchandise retailers, grocery stores, drug stores and TV direct response.

     IP Telephony is a service that enables users to make high quality, low-cost telephone calls over the Internet. In April 2000, Americom entered into an agreement with Net2Phone, a leading provider of IP Telephony services and products, to be the exclusive marketer of Net2Phone services and products throughout the United States to selected general merchandise mass marketers and to all convenience stores and supermarkets.

     Beginning in the second quarter of 2000, we plan to offer web-based telephony services which enable customers to make calls using their personal computers as well as basic IP Telephony devices which enable customers to make calls using traditional telephones. In addition we market long distance calling cards, powered by the Net2Phone Internet Telephony Network which may be used from any private or public phone in the United States.

     -- Development of IP Telephony. IP Telephony has emerged as a low-cost alternative to traditional long distance calls. International Data Corporation projects that the IP Telephony market will grow from approximately $1.1 billion in 1998 to more than $23.4 billion in 2003. Internet telephone calls are less expensive than traditional long distance calls primarily because these calls are carried over the Internet and therefore bypass a significant portion of traditional long distance tariffs. This is especially true for international calls where international long distance tariffs can be significant.

     Historically the communications services industry has transmitted voice and data over separate networks using different technologies. Traditionally long distance carriers have built a telephone network based on circuit-switching technology, which establishes and maintains a dedicated path for each call until the call is terminated. Although a circuit-switch system reliably transmits voice communications, circuit switching does not efficiently utilize transmission capacity. When a telephone call is placed, a circuit connection is established, and the circuit remains dedicated for transmission of that call and is unable to transmit any other call.

     Data networks have typically been built utilizing packet-switching technology which divides signals into packets that are simultaneously routed over different channels to a final destination where they are reassembled in the original order in which they were transmitted. Packet-switch technology provides for a more efficient use of the capacity because the network does not establish dedicated circuits and does not require the same amount of band width to be reserved for each transmission. As a result, substantially greater traffic can be transmitted over a packet-switch system, such as the Internet, than over a circuit-switch network.

     IP Telephony uses packet-switching technology whereas traditional telecommunications carriers have historically avoided the use of packet-switching for transmitting voice calls due to poor sound quality attributable to delays and lost packets which prevent real time transmission. However, recent improvements in packet-switching, compression and improved hardware as well as the use of privately managed networks have significantly improved the quality of packet-switched voice calls allowing for real time transmission.

     As a result, packet-switching technology is now allowing services to converge their traditional voice and data networks and more efficiently utilize their networks by carrying voice, fax and data traffic over the same network. These improved efficiencies in packet-switching technologies have resulted in network cost savings that can be passed on to the consumer in the form of lower long distance rates. In addition, international telephone calls carried over the Internet or private IP networks are less expensive than similar calls carried over circuit-switched networks, primarily because they by-pass the international settlement process which represents a significant portion of international long distance tariffs.

     International Data Corporation estimates that, in 1999, approximately 2.7 billion minutes would be carried over IP networks, generating approximately $0.6 billion in revenue. They also estimate that, by 2004, IP minutes will grow to 135 billion and will generate in excess of $20 billion in revenue representing an estimated compound annual growth rate of 119% and 103% respectively.

     -- Marketing Agreement with Net2Phone. In April 2000, we entered into an agreement with Net2Phone to market IP Telephony services and products of Net2Phone. Pursuant to the terms of that agreement, Americom was appointed as exclusive marketing representative for the sale of Net2Phone's IP Telephony products and services to selected mass merchandise retailers and to all convenience stores and supermarkets.

     -- The Net2Phone Network. Through an agreement with its affiliate, IDT Corporation, Net2Phone leases capacity on an Internet network comprised of leased high-speed fiber optic lines connecting eight major cities across the United States, and leases high-speed fiber optic lines connecting smaller cities to the network. Net2Phone has a right to use network capacity leased by IDT. The network backbone uses state-of-the-art hardware including Cisco Series 7000 routers and Nortel Passport switches. Their high-speed backbone connects traffic at four major public Internet exchange points with other networks. Through peering arrangements, Net2Phone exchanges Internet traffic with 25 other Internet backbone providers at these points. Net2Phone operates IDT's network, one of the largest Internet access networks, providing local dial-up access through 36 locations. The IDT network also includes more than 700 additional network access locations owned by local and regional Internet service providers.

     In addition, Net2Phone entered into an agreement with AT&T Global Network Services, under which AT&T will provide managed IP networking services and collocation services, enabling them to extend the international reach of their dozen other countries under consideration for future expansion. AT&T will also provide collocation services for their servers at AT&T's Local Interface Gateway locations (or points of presence) in those countries.

     Net2Phone is able to provide service in areas where they do not have dial-up equipment by utilizing call-forwarding technology to expand their coverage areas by increasing the total number of local access numbers. They have been closing multiple network access points in a number of states in order to consolidate their equipment into central "Super Point of Presence" locations. For example, one Super Point of Presence in New Jersey can supply local access for the entire state of New Jersey.

     Net2Phone manages its network hardware remotely. It is compatible with a variety of network systems around the world. They have stated that they believe that their IP Telephony network can currently support approximately 5,000 simultaneous calls and that their systems are scalable to 10 times their current capacity through the purchase and installation of certain additional hardware. To date, the highest number of simultaneous calls serviced by their network has been represented as 1,975 simultaneous calls made on September 15, 1999.

Marketing and Distribution Channels

     With the changes in our business strategy implemented between the fourth quarter of 1998 and the first quarter of 2000, we have refined our strategies and channels with respect to the marketing and distribution of products and services. Our current strategy with respect to marketing and distribution channels includes the following: (1) implementation of a e-commerce platform to market and distribute products and services from our www.AmericomOnline.com web site, (2) establishment of a national sales organization to sell to retail mass merchandisers. All of our marketing efforts are presently focused on, and for the foreseeable future are expected to continue to focus on, IP Telephony products and services, and (3) continuation of our current policy of undertaking no active marketing efforts to add new Wireless Service subscribers.

     -- Internet Channels. We plan to market and distribute IP Telephony products and services directly to consumers utilizing the Internet. Our web site (www.AmericomOnline.com) will serve to sell, promote and serve customers 24 hours a day 7 days a week. We intend to undertake efforts to link our web site to other strategic sites in order to increase site traffic to targeted consumers and to promote our site through specialized distribution channels, which may include television, radio and print media, all intended to increase public awareness of our site and the products and services offered. As of May 2000, our web site was fully operational.

     -- Retail Mass Merchandise Channels. Until the termination of the agreement with our principal customer, we utilized the retail mass market channel as a major source of Wireless Service distribution and entered into distribution agreements with several national and regional retail chains. Following the termination of the RadioShack agreement in October 1998, we did not have the capital to fund the acquisition of new subscribers and either terminated or suspended our agreements with the national chains which we previously serviced.

     We have resumed our marketing efforts to the retail mass merchandiser market to market products and services that we represent on behalf of Net2Phone. We are presently assembling a distribution network to offer IP Telephony services and products through retail mass merchandisers but, as of April 2000, had not commenced actual marketing efforts through those channels. We expect to begin such efforts in June 2000 with IP Telephony services and products anticipated to be delivered through those channels beginning in the third quarter of 2000.

Research and Development

     We historically conducted research and software development activities to support our carriers, our customers and our distribution channels. With the shift in our corporate strategy, we did not conduct during 1999, and do not presently plan to conduct, any material research and development activities. We will, however, continue to undertake efforts to upgrade our management information systems and customer support and related systems to assure that those systems meet our needs. We do not have a research and development budget.

Intellectual Property

     We do not own any patents and have not filed any patent applications. We rely on third party software and technology to support our operations

     On July 28, 1998, "Ameritel" became registered as a service mark for cellular telephone and pager services in the U.S. Patent and Trademark Office. We have filed trademark applications for "RAP," "Cellular on the Go" and "Family Link." We expect to file additional trademark applications from time-to-time in the future as necessary.

Competition

     -- Wireless Services. The wireless communications industry is highly competitive and is characterized by rapidly changing technologies. In the cellular industry, our principal competitors are cellular and PCS carriers and other resellers who market their services directly to the public. In every area where we offer our cellular services, we compete with incumbent local cellular service providers in the region, as well as with PCS providers that operate on both a local and a national basis. Competition in the Wireless Service business is based primarily on quality of service, coverage area and price.

     -- IP Telephony. The long distance telephony market and, in particular, the IP Telephony market, is highly competitive. Our efforts in that market are highly dependent upon the cost, quality and features of the products and services of Net2Phone. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. The principal competitors in the IP Telephony market include AT&T, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers.

     Many  of  our   competitors,   and  the  competitors  of  Net2Phone,   have
substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have or Net2Phone has. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market the IP Telephony products and services of Net2Phone. One of the key competitive advantages of Net2Phone is the ability to route calls through Internet service providers, which allows Net2Phone to bypass the international settlement process and realize substantial savings compared to traditional telephone service. A change in the regulation of Internet service providers could force Net2Phone to increase prices and offer rates that are comparable to traditional telephone call providers.

     As consumers and telecommunications companies have grown to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the IP Telephony market as direct competitors.

Employees

     As of March 31, 2000, we employed a total of 45 people, including information systems personnel, customer service and collections personnel, clerical and administrative staff. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

     Our executive offices and other facilities are located in Norcross, Georgia, a suburb of Atlanta. The premises, comprising approximately 12,000 square feet, are occupied pursuant to a lease with current monthly rent payments of approximately $8,000 beginning in September 2000. In addition to our offices, the facility houses our customer service center and computer facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On December 18, 1998, Tandy Corporation filed a suit against us in the District Court of Tarrant County, Texas, 67th Judicial District (Civil Action No. 067-176523-98), claiming, among other things, that we owed RadioShack $11.2 million in commissions and other fees for referring cellular subscribers to us. We have been vigorously defending the suit and filed answers denying the material allegations of the complaint. We also filed counterclaims alleging substantial set-offs to the suit in which we allege that RadioShack breached their contract with us, withheld customer funds and deposits, and referred fraudulent subscriber applications to us, as a result of which we have suffered substantial damages.

     While we believe that our defenses to the RadioShack claims are meritorious and that our counterclaims are valid and enforceable, there is no assurance and no representation can be made that we will be successful in either defending this suit or in prevailing in our counterclaims. In the event that RadioShack is successful in obtaining a judgment against us, we do not currently have the funds to pay any judgment and the failure to do so could subject us to both voluntary or involuntary bankruptcy proceedings.

     As of June 15, 2000, we had entered into, and the Bankruptcy Court had approved, a Compromise Settlement Agreement and Mutual Release Agreement with RadioShack releasing all parties with no further obligations or liability.

     In October 1999, our wholly-owned subsidiary, Ameritel, filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As of May 15, 2000, we had settled or agreed in principal to settle all claims of secured creditors of Ameritel with those claims being, or to be, released, assigned to "friendly" parties and/or converted into equity in the Company. Ameritel's reorganization plan with respect to claims of unsecured creditors has not been completed and is subject to approval by the Bankruptcy Court

     As a result of our lack of capital following the termination our RadioShack contract, various vendors have instituted lawsuits against our inactive subsidiary, U.S. Communications, Inc., aggregating approximately $2,700,000 and we are attempting to negotiate settlements of these outstanding claims, some of which have been reduced to judgment.

     Suits have also been instituted against our wholly-owned subsidiary, Ameritel Communications, aggregating approximately $265,000, not including the lawsuit by RadioShack.

     Our inactive subsidiary, Wireless Communications Centers, Inc., has one lawsuit for approximately $20,000 which has been reduced to judgment. In addition, USCI, Inc., our parent corporation, is the subject of one lawsuit for approximately $120,000, not including the lawsuit by RadioShack.

     We are currently attempting to negotiate settlements of these suits as well as settlements of our outstanding indebtedness for which claims have not been filed. In all other cases, we intend to vigorously defend where appropriate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock was quoted on the Nasdaq National Market System ("NNM") under the symbol "USCM" until November 13, 1998, at which time it was delisted and began trading on the over-the-counter electronic bulletin board ("OTCBB"). The following table sets forth the range of high and low bid prices for each quarter during the past two fiscal years.

                                        High              Low
                                       ------            -----
Calendar Year 1999

         Fourth Quarter.............. $0.5469           $0.0938
         Third Quarter...............  0.6250            0.2031
         Second Quarter..............  0.9375            0.0938
         First Quarter...............  0.5000            0.0938

Calendar Year 1998

         Fourth Quarter..............  2.6500            0.0200
         Third Quarter...............  5.2500            3.3750
         Second Quarter..............  5.6500            3.6500
         First Quarter...............  7.0000            4.7500

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At June 14, 2000, the closing bid price of the Common Stock was $0.13.

     As of May 31, 2000, there were 95 holders of record of the Company's Common Stock. The Company believes there were in excess of 3,000 beneficial holders of the Common Stock as of such date.

     The Company has not declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.

     (b) Recent Sales of Unregistered Securities

     None

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants.

     Because our wholly-owned subsidiary, Ameritel Communications, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1999, financial statements for the year ended December 31, 1999 have been presented separately for (1) Ameritel Communications, Inc. and (2) USCI and subsidiaries, other than Ameritel. The financial statements of USCI, and the financial data which follows, reflects accounting for the operations of Ameritel under the equity method and those operations are not consolidated with USCI.

     The comparability of our operating results over the past five years has been materially impacted by the change in accounting for Ameritel's operations to use the equity method instead of consolidating those operations with USCI's other operating results. For the convenience of readers and ease of comparison, in addition to the five year comparison of results for USCI on a consolidated basis, selected financial data relating to Ameritel for 1999, has been provided herewith along with pro forma combined financial data of USCI including Ameritel for 1999.

     The following data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report on Form 10-K.

Statement of Operations Data:
-----------------------------

                                                                Year Ended December 31,
                                  --------------------------------------------------------------------------------
                                    1999             1998              1997             1996              1995
                                   ------           ------            ------           ------            ------

Total revenues                  $          0     $ 41,089,160      $ 9,811,890      $ 7,073,167      $ 4,757,149

Operating Expenses:
  Commissions pass-through
  and other direct costs                   0       24,694,501        5,052,205        3,598,952        3,111,946

  Selling, general and
  administrative                     764,088       32,791,669       18,967,189       12,128,111        4,907,527

  Restructuring and other
  charges                          3,431,387                0        1,100,000                -                -

  Subscriber acquisition and
  promotional costs                        0       18,920,271       12,385,662          114,986                -
                                 ------------     -------------   --------------    -------------    ------------
Operating loss                    (4,195,475)     (35,317,281)     (27,692,986)      (8,768,882)      (3,302,226)

Other income (expense):
  Gain on sale of subscribers              0          876,164                0                0                0

  Interest income (expense), net      12,310       (8,053,256)      (1,093,618)          985,169        (139,150)

  Income loss from investment
  in Ameritel                    (10,406,884)               0                0                 0               0
                                 ------------     -------------   --------------    -------------    ------------
Loss before extraordinary
 item                            (14,590,049)     (42,494,373)     (28,786,604)       (7,783,713)      (3,441,376)

Extraordinary item                         0                0                0                 0         (679,178)
                                 ------------     -------------   --------------    -------------    ------------
Net loss                        $(14,590,049)    $(42,494,373)    $(28,786,604)      $(7,783,713)     $(4,120,554)
                                 ============     =============   ==============    =============    ============
Net loss per
common share-diluted                   $(.22)          $(3.90)          $(2.81)           $(0.76)          $(0.74)
                                 ============     =============   ==============    =============    ============
Basic and diluted weighted
average common shares
outstanding                       67,174,007       11,072,905       10,251,402        10,187,909        5,557,120
                                 ============     =============   ==============     ============    ============

Balance Sheet Data:

                                                                 Year Ended December 31,
                                 --------------------------------------------------------------------------------
                                     1999             1998             1997            1996              1995
                                    ------           ------           ------          ------            -------

Working capital (deficit)       $(4,658,208)    $(11,567,863)    $(12,643,491)     $13,177,931      $24,131,288
Total assets                      1,152,491       12,411,881       13,594,047       26,394,982       30,083,295
Long term debt                            0       14,354,096                0                0                0
Investment in Ameritel           30,592,037                0                0                0                0
Total stockholders'
 equity (deficit)              $(35,088,771)    $(22,834,853)     $(6,312,978)     $19,312,420      $18,049,456

Ameritel and Pro Forma Combined
Statement of Operations Data:
---------------------------------

                                              Year Ended December 31, 1999
                                      ------------------------------------------
                                       Ameritel                   Unaudited Pro
                                       Communications,            Forma Combined
                                       Inc. Financial Data        Financial Data
                                      --------------------        --------------

Total revenues                         $ 15,360,812             $15,360,812

Operating Expenses

  Commission pass-through and
    other direct costs                    7,847,964               7,847,964

  Selling, general & administrative      13,765,016              14,529,104

  Subscriber acquisition and
  promotion costs                         1,617,913               1,617,913

  Restructuring and other charges           395,164               3,826,551
                                       -------------          --------------
Operating loss                           (8,265,245)            (12,460,720)

Interest income (expense)                (2,141,639)             (2,129,329)

Net loss                               $(10,406,884)           $(14,590,049)
                                       ============           ==============

Ameritel and Pro Forma Combined
Balance Sheet Data:
-------------------

Working capital (deficit) (1)          $(30,625,835)             $(35,284,043)
Total assets                             $2,373,951                $3,526,442

-------------------

(1) Working capital (deficit) of Ameritel, and on a pro forma basis, excludes amounts owed to USCI and affiliates in the amount of $21,856,306.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.

Bankruptcy of Ameritel

     During 1999, Ameritel Communications, Inc., our primary operating subsidiary, substantially downsized its operations, restructured certain loan provisions, converted certain preferred stock into common stock and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, operations of Ameritel have been presented under the equity method and are not included in the consolidated financial statements of USCI. For the convenience of readers and ease of comparison, selected financial data of Ameritel and pro forma combined financial data of USCI including Ameritel for 1999 has been presented in Selected Financial Data appearing herein.

Overview

     Historically, our revenues have consisted of commissions earned by Ameritel as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. Since completion of our transition in 1998 to becoming a reseller, we have not received material revenues from agency commissions. Other than revenues generated by Ameritel, we have historically generated no other operating revenues.

     Ameritel bills its customers for monthly access to the underlying carrier's cellular network, cellular usage based on the number, time and duration of calls, the geographic location of both the originating and terminating phone numbers, extra service features, and the applicable rate plan in effect.

     The wholesale cost of subscriber service includes monthly access, usage (home and roaming, long distance) and special features charges paid by us to the cellular carriers.

     Subscriber acquisition and promotional costs includes commissions earned by Ameritel's channels of distribution (or to equipment suppliers on their behalf) for each activation by their customers of a cellular telephone, certain advertising costs incurred by Ameritel or its distribution channels and reduced access and/or free airtime for a limited period to Ameritel's cellular subscribers. In view of the substantial reduction in Ameritel's subscriber base, only a small part of these costs may be recoverable from the long-term revenue stream created by the continuation of subscribers services. Ameritel's ability to capture such revenue streams has been substantially reduced by early service cancellations, known as churn, and by losses caused by fraudulent use of service by third persons which are not recoverable from subscribers. Under existing agreements with the carriers which provide Ameritel with cellular service, Ameritel has recovered access fraud in some instances and, although not generally recoverable, subscriber fraud is also recoverable under certain circumstances. It should be noted that Ameritel has already suffered substantial losses in subscriber fraud, which materially contributed, to our deficit.

     Selling, general and administrative expense include all personnel related costs of both USCI and Ameritel, including Ameritel's costs of providing sales and support services for customers, personnel required to support Ameritel's operations, and commissions to Ameritel's independent sales representatives. It also includes the costs of the billing and information systems, other administrative expenses, bad debt expense, facilities related expenses, travel, professional fees, as well as all depreciation and amortization expenses.

     We, and Ameritel, have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. The loss of the RadioShack account in 1998 further accelerated our losses and negative cash flow. In response to the RadioShack termination, Ameritel reduced its workforce from 280 to 115 employees, which included a substantial number of customer service and collection personnel and reduced its leased facilities from 23,000 square feet to 18,000 square feet. Since that time, we have made further reductions in our leased facilities to approximately 12,000 square feet as well as personnel reductions in which our executive staff has been reduced to two individuals and our employee roster consists of 45 employees. The reductions in both executive and other personnel have resulted in reduced effectiveness of Ameritel's customer service and collection departments causing higher churn rates.

     In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in commencing IP Telephony marketing activities, growing revenues or operating profitably.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

     Total revenues for the year ended December 31, 1999 ("1999"), consisting primarily of subscriber sales of Ameritel, were $15,360,812 as compared to $41,089,160 for the year ended December 31, 1998 ("1998"). Consolidated revenues of USCI, excluding Ameritel, were $0 during 1999.

     The decreased revenues for 1999 are attributable to decreased sales of our branded cellular services due to a loss of cellular subscribers during the year.

     Between January 1, 1999 and December 31, 1999, Ameritel did not add any new
subscribers   and  its  active   cellular   subscriber  base  was  reduced  from
approximately 60,000 to approximately 15,000.

Cost of Sales

     Costs of subscriber services, which consist of direct charges from cellular carriers for access, airtime and services resold to Ameritel's subscribers, amounted to $7,847,964 and $24,683,121 for 1999 and 1998, respectively. The gross margin for subscriber sales was $7,512,848 or 49% and $16,391,114 or 40% for 1999 and 1998, respectively. The increase in gross margin percentage is attributable to better wholesale rates experiences in the areas Ameritel serviced during 1999. Excluding Ameritel, USCI reported no cost of sales and no gross profits on a consolidated basis during 1999.

Operating Expenses

     Subscriber Acquisition and Promotional Costs. Subscriber acquisition and promotional costs represent expenses incurred by Ameritel to acquire new subscribers for its cellular services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts (ie. reduced monthly access charges or free minutes) granted to subscribers when purchasing cellular services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $1,617,913 and $18,920,271 for 1999 and 1998, respectively. The decrease in these costs in 1999 is also attributable to lower promotional costs due to the termination of promotions during a subscribers term. These costs are expected to decrease since Ameritel is not adding new subscribers and the promotional costs associated with current subscribers continues to decline. Excluding Ameritel, USCI reported no subscriber acquisition and promotional costs on a consolidated basis during 1999.

     Selling, General and Administrative Expense. Pro forma combined selling, general and administrative expenses aggregated $14,529,104 for 1999 as compared to $32,791,669 for 1998, reflecting staff reductions and reduction of other operating expenses at both USCI and Ameritel due to reduced activity. Of the total pro forma selling, general and administrative expense reported during 1999, $764,088 was attributable to USCI and $13,765,016 was attributable to Ameritel. Salaries and related employee benefits decreased by 52% to approximately $4,474,000 for 1999 from $9,384,000 for 1998, reflecting significant workforce reductions that began in the fourth quarter of 1998 due to the termination of the contract with RadioShack. This reduction included the termination of sales, activation and field personnel due to reduced sales as well as customer service, collections and other personnel. Telecommunications and facilities expense decreased by 63% to $801,000 for 1999 from $2,189,000 for 1998 and billing and credit review services decreased by 53% to $1,274,000 from $2,686,000 in 1998 due, in substantial part, to decreased activity. Professional and other increased to approximately $2,972,000 from $1,165,000 due to legal, consulting and other fees incurred in connection with the restructuring and reorganization. Depreciation and amortization for 1999 was $970,252 as compared to $2,664,476 for 1998 due in part to losses realized as a result of the write down of certain long lived assets of U.S. Communications, Inc.

     Provisions for losses on accounts receivable decreased to $7,300,000 in 1999 from $11,500,000 in 1998 due to write off of uncollectible accounts resulting from age, lack of resources and damage caused by the RadioShack termination offset by reduction on losses suffered from fraud.

Restructuring and Other Charges

     During 1999, USCI and Ameritel reported pro forma restructuring and related charges of $3,826,551, of which $3,431,387 were reported on the consolidated financial statements of USCI and $395,164 were reported by Ameritel.

     During 1999 USCI issued common shares or options to purchase common shares below market value to various individuals for either services or for replacement of shares previously used as collateral. Valuation for the shares issued for services amounted to approximately $1,720,000 for the year ended 1999.

     As a result of a review of the certain long lived assets of U.S. Communications, Inc., USCI recognized a loss due to impairment of such assets in the approximate amount of $1,712,000 for the year ended 1999.

     Reorganization costs totaling $395,164 were recorded by Ameritel during 1999. Those costs consisted of certain deferred financing costs which were written off in accordance with Statement of Position 90-7 governing financial reporting of entities in bankruptcy.

Other Income (Expense)

     Consolidated  other  income  (expense)  consists  of  net  interest  income
(expense), a one time gain on the sale of subscribers and income (loss) attributable to Ameritel.

     During 1998, we recorded other income resulting from the sale of our subscriber base of approximately 22,000 paging subscribers to Metrocall for $876,000 representing the sums we owed to Metrocall. That sale was a one time event and no similar gain was recorded during 1999.

     Consolidated interest income, net of interest expense, excluding Ameritel, aggregated $12,310 in 1999 as compared to net expense of $8,053,256 in 1998. Ameritel reported net interest expense of $2,141,639. Pro forma combined net interest expense for 1999, totaled $2,129,329. The decrease in interest expense during 1999 is related to a reduction in 1999 of non cash interest charges attributable to the fair value of warrants offset by higher loan levels in 1999. See "Liquidity and Capital Resources."

     On a consolidated basis, USCI reported as other income (expense) a loss attributable to its investment in Ameritel of $10,406,884.

     We incurred net losses of $14,590,049  and  $42,494,373  for 1999 and 1998, respectively.

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

Cost of Sales

     Costs of subscriber services, which consist of direct charges from cellular and paging carriers for access, airtime and services resold to our subscribers, amounted to $24,683,121 and $3,375,004 for 1998 and 1997, respectively. The gross margin for subscriber sales was $16,391,114 or 40% and $2,906,821 or 46.3% for 1998 and 1997, respectively. The decrease in gross margin resulted, in part, from the renegotiation of amounts due under certain carrier agreements.

     Following the completion of our transition from agent to reseller, our agency commission expenses were immaterial in 1998 and amounted to $1,357,121 in 1997. Such expenses consist primarily of commissions paid to our mass market distribution channels.

Operating Expenses

     Subscriber Acquisition and Promotional Costs. Subscriber acquisition and promotional costs represent expenses incurred by us to acquire new subscribers for our cellular and paging services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts granted to subscribers when purchasing cellular or paging services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $18,920,271 and $12,385,662 for 1998 and 1997, respectively.

     Restructuring and Other Costs. Restructuring and other charges include $1.1 million recorded by us in 1997, due to the impairment of certain assets in connection with our transition from agent to reseller.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for 1998 aggregated $32,791,669 for 1998 as compared to $18,967,189 for 1997, reflecting our growth. Salaries and related employee benefits increased by 4% to approximately $9,384,000 for 1998 from $9,041,000 for 1997, reflecting our hiring of executive, managerial, customer service and information systems personnel to support growth. We were able to control this increase from 1997 due to significant workforce reductions in the first quarter of 1998 while attempting to support substantially increased revenues. We also were compelled to substantially reduce our workforce in the fourth quarter of 1998 due to the termination of our contract with RadioShack. This reduction included the termination of sales, activation and field personnel due to reduced fourth quarter sales as well as customer service, collections and other personnel. Telecommunications and facilities expense increased by 16% to $2,189,000 for 1998 from $1,883,000 for 1997 and billing and credit review services increased by 600% to $2,686,000 from $384,000 in 1997 due, in substantial part, to increased activity and growth of the reseller business. Professional and other fees increased to approximately $1,165,000 from $835,000 due to legal, consulting and other fees incurred in connection with the restructuring and reorganization. Depreciation and amortization for 1998 was $2,664,476 as compared to $2,404,065 for 1997 as we incurred additional software development costs and purchased and placed into service additional communications devices, cellular and paging displays, computers, computer peripherals and other capital equipment.

     Provisions for losses on accounts receivable increased to $11,500,000 in 1998 from $1,000,000 in 1997 due to a significant increase in subscriber revenue, increased bad debt, unrecovered cloning fraud and substantial increased losses resulting from subscription fraud. As a result of the termination of our contract with RadioShack in October 1998, we were compelled to significantly reduce our workforce in most areas, including collections and customer service. This workforce reduction caused an immediate negative impact on our customer service levels and collection activity as well as our increased churn experience. Industry experience illustrates many customers will end their service at the end of their one year agreement with us and will not continue their service or will switch to another service they feel will better meet their needs on a going forward basis. We would normally experience a reduction in our subscriber base at the end of a subscriber's first year with us. We believe that the number of subscribers we service has been reduced significantly more than industry average, and our expectations as a result of adverse reaction to the RadioShack termination and the reduction of our operations and customer service workforce by approximately 65%, and the difficulty of making the billing system adjustments due to higher than normally expected subscriber cancellations. We are experiencing increased difficulty in collecting the balances due from our subscribers and have referred many of our subscriber accounts to outside collection agencies. As a result of the elements described above, a large number of our subscriber accounts receivable have been deemed less collectible or uncollectable and written off.

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

Other Income (Expense)

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

Liquidity and Capital Resources

     Pro forma working capital deficiency at December 31, 1999 was $35,284,043 compared to $11,567,863 at December 31, 1998. USCI had a reported consolidated working capital deficiency of $4,658,208 and Ameritel had a working capital deficiency of $30,625,835, excluding amounts due to USCI and affiliates. Pro forma cash and cash equivalents at December 31, 1999 totaled $604,161 compared to $754,758 at December 31, 1998(of which $350,500 and $454,124 was restricted at December 31, 1999 and 1998 respectively). USCI had a cash balance at December 31, 1999 of $300,000 and Ameritel had a cash balance of $304,161, of which $300,000 and $50,500 were restricted, respectively. The increase in pro forma working capital deficiency is primarily due to losses suffered in 1999. We expect to continue to experience monthly losses and negative cash flow from operations.

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

     On June 5, 1998, we entered into a four-year $20 million revolving credit and term loan facility with Foothill Capital Corp. ("Foothill"). The Foothill credit facility provides for term loans, which will amortize equally over a 30-month period and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivable and eligible cellular subscribers. Term loan borrowings bear interest at the bank's base rate plus 2.5% and revolving credit borrowings bear interest at the base rate plus 1.5%. Concurrent with the closing of the credit facility, we received proceeds of $6.1 million under a term loan borrowing, of which $3 million was used to pay RadioShack.

     On April 14,  1999,  we  entered  into an  Amended  and  Restated  Loan and
Security Agreement with Foothill in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill. An aggregate of $7 million was made available by the participants in the Foothill facility as term loans. Although the limit of the credit facility was reduced from $20 million to $17.5 million, the $7 million allocated for term loans will be available for working capital upon certain conditions. As of December 31, 1999, approximately $4.4 million had been advanced. The balance of the $10.5 million limit has been structured as part revolver, part term loan and part letters of credit. Additionally, the financial covenants in the June 5, 1998 Agreement were replaced with revenue, subscriber and cash receipt covenants. At December 31, 1999, we were not in compliance with certain financial and other covenants. As a result, we reclassified all long term debt to current liabilities. Foothill had not declared the Company in default and the obligations had not been accelerated. Subsequent to December 31, 1999, on April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, the secured lender received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, Tranche B, Inc. shall also transfer to the secured lender, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula.

     As of March 31, 2000, lawsuits aggregating approximately $14,200,000 had been filed against the Company and its wholly-owned subsidiaries, Ameritel Communications, Inc. ("Ameritel"), U.S. Communications, Inc. ("U.S. Communications") and Wireless Communications Centers, Inc. ("WCCI"). Lawsuits aggregating approximately $600,000 have been reduced to judgment. If the Company does not obtain the funding necessary to pay legal fees to defend these lawsuits, or reach satisfactory settlements of these lawsuits, of which there is no assurance, additional judgments will be filed against the Company and its subsidiaries, which may require the Company and its remaining subsidiaries to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs. See "Litigation" under Part II, Item 1 of this Report.

     On October 29, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. In connection with its Chapter 11 bankruptcy filing on October 29, 1999, the Company obtained cash collateral financing from Foothill. This financing, which has since been assumed by Tranche B, Inc., after several extensions expires on August 25, 2000. All claims against Ameritel in existence prior to the Chapter 11 filing are subject to payment only when and as provided for by an order of the Bankruptcy Court.

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

     The amounts available from operating cash flows and funds available from its cash collateral financing with Tranche B pursuant to its acquisition of the position of Foothill will not be sufficient to meet our expected operating needs through the end of 2000. The Company is seeking an expansion of the current cash collateral financing and restructuring of certain debt. The Company does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

     The financial statements as of and for the year ended December 31, 1999 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed sale or reorganization plan.

     There is no assurance that we will be able to effect a sale of the Ameritel Assets on a timely basis or that we will be able to use cash collateral as scheduled for in a Bankruptcy approved budget, obtain an extension or expansion of the cash collateral order, obtain Debtor-in-Possession ("DIP") financing or restructure certain debt. In the event that we are not successful in obtaining the aforementioned financing, sale of the Ameritel Assets, or debt restructuring, we may be required to convert the Ameritel Chapter 11 filing to a liquidation under Chapter 7 of the U.S. Bankruptcy Code or move for a dismissal of the case, and the Company and all of its subsidiaries may also be required to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs.

     Because the cost of implementing our new e-commerce strategies, which began in the fourth quarter of 1999 with immaterial operations will depend upon a variety of factors (including our ability to negotiate additional distribution agreements, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

Inflation

     To date, inflation has not had any significant impact on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997 and Notes thereto together with Auditors' Report comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Executive Officers and Directors

     The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

   Name                  Age                       Position
-----------             -----               ----------------------

Lee Feist                57      Chairman of the Board; Chief Executive Officer

Robert J. Kostrinsky     41      Executive Vice President; Treasurer;
                                 Chief Financial Officer

Joshua Berkowitz         62      Director

Bryan Finkel             37      Director

Henry Reinhold           55      Director

     On May 11, 1999, the previous Board of Directors resigned their directorships and Messrs. Joshua Berkowitz, Bryan Finkel and Henry Reinhold were elected directors in their place and stead. Mr. Bruce Hahn also resigned as Chief Executive Officer of USCI, Inc. and all of its subsidiaries, but continues as consultant to Americomonline.com, Inc. focusing his attention on the sales and marketing of our new prepaid wireless and e-commerce strategies.

     Mr. Kostrinsky has tendered his resignation effective June 14, 2000.

     Lee Feist, Chairman of the Board and Chief Executive Officer. Mr. Feist has been Chairman the Board and Chief Executive Officer of the Company since July, 1999. From 1990 until June 1999, Mr. Feist served as Chief Executive Officer of LifeSavers International, a privately held turnaround and start-up management company, where he filled various senior management roles for various organizations.

     Robert J. Kostrinsky, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Kostrinsky has been Secretary-Treasurer of U.S. Communications, Inc. since November 1991 and Executive Vice President since November 1994. He has been Executive Vice President and Treasurer of the Company since May 1995, was Secretary of the Company from May 1995 until July 1996, and became Chief Financial Officer in April 1996. Mr. Kostrinsky has tendered his resignation effective June 14, 2000.

     Joshua Berkowitz, Director. Mr. Berkowitz has been a director of the Company since May 11, 1999. Mr. Berkowitz is a private investor.

     Bryan Finkel, Director. Mr. Finkel has been a director of Company since May 11, 1999. Since January 1996, Mr. Finkel has served as Managing Director of Technology Venture Management an operating and financial advisory firm specializing in the information technology industry. Prior to founding Technology Venture Management, from 1992 to 1996, Mr. Finkel was a Senior Associate at Broadview Associates, an information technology mergers and acquisitions advisory firm.

     Henry Reinhold, Director. Mr. Reinhold has been a director of Company since May 11, 1999. For the past five years, Mr. Reinhold has been engaged in private practice as a certified public accountant and as Controller of American Stock Transfer & Trust Co. which serves as the Company's transfer agent.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this report any failure to file by these dates during 1999. During 1999, the following reports were either not filed, or were filed on a non-timely basis: Bryan Finkel, a director of the Company, failed to file a Form 3 reporting his initial appointment as a director and his initial holdings. Except as otherwise noted above, all reports required to be filed during 1999 were filed on a timely basis. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

Committees and Attendance of the Board of Directors

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with the independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Mr. Finkel, Chairman, Mr. Berkowitz and Mr. Reinhold.

     The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of the development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Berkowitz, Chairman, Mr. Finkel and Mr. Reinhold.

     The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

     During the year ended December 31, 1999, the Board of Directors held eight formal meetings, including telephonic meetings, and acted through unanimous written consent on other occasions, the Audit Committee held no meetings and the Compensation Committee held no meetings. Each director (during the period in which each such director served) attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer of the Company and the other executive officers whose compensation exceeded $100,000 ("named executive officers") during the fiscal year ended December 31, 1999.

                                    Summary Compensation Table
                                  ----------------------------------------------

                                                     Annual Compensation                      Long Term
Name and                                                                    Other Annual    Compensation
Principal Position                  Year       Salary($)       Bonus($)    Compensation($)  Stock Options(#)
-------------------                ------     -----------     ----------  ----------------- ----------------


Lee Feist (1)                       1999       132,212          -0-              (3)            798,156
  Chairman and Chief                1998          -              -                -                   -
  Executive Officer                 1997          -              -                -                   -

Bruce A. Hahn (2)                   1999       215,281          -0-              (3)                  -
  Chairman and Chief                1998       250,000          -0-              (3)                  -
  Executive Officer                 1997       245,819          -0-              (3)             35,000

Robert J. Kostrinsky                1999       155,000          -0-              (3)            400,000
  Executive Vice                    1998       155,000          -0-              (3)                  -
  President, Chief                  1997       145,819          -0-              (3)              5,250
  Financial Officer

------------------------------

(1)  Mr.  Feist was hired as  Chairman  and Chief  Executive  Officer on July 6,
     1999.
(2) Salary payments include commissions paid pursuant to Mr. Hahn's employment agreement. Such commissions totaled $45,819 for the year ended December 31, 1997. Mr. Hahn resigned as Chairman and Chief Executive Officer in May, 1999.
(3) Although the officers receive certain perquisites such as auto allowances and company provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

Compensation of Directors

     Non-employee directors currently receive reimbursement of out-of-pocket expenses, for attendance at each meeting of the Company's Board and any committee meeting thereof not held in conjunction with a Board Meeting. Each non-employee director also receives an annual grant of non-qualified stock options to acquire shares of the Company's Common Stock in an amount to be determined each year by the entire Board of Directors. In May, 1999, each non-employee director received 100,000 common shares of USCI, Inc.

Stock Option Grants

     The following table sets forth information concerning the grant of stock options made during 1999 to each named executive officer:


                                                   Percent of                                 Potential Realizable Value
                                                 Total Options                                  at Assumed Annual Rates
                                                  Granted to                                 of Stock Price Appreciation
                                   Options       Employees in       Price       Expiration        For Option Term
         Name                     Granted (1)     Fiscal Year    Per Share (1)     Date          5%             10%
-------------------------         -----------   ---------------  -------------  -----------    -----          ------

Lee Feist ......................    798,156          48%             $.0001      07/06/09      $675,978   $1,076,430
Bruce Hahn......................         -0-          -                   -             -             -            -
Robert Kostrinsky...............    400,000          24%             $  .32      08/19/05       $43,432      $98,760


Stock Option Exercises

     The following table sets forth information concerning the exercise of stock options during 1999 by each named executive officer and the number and value of unexercised options held by the named officers at the end of 1999:

                                                            Number of Unexercised         Value of Unexercised
                                Shares                           Options at                In-the Money Options
                              Acquired on       Value           at FY-End (#)                at FY-End ($)(1)
         Name                 Exercise (#)   Realized ($)  Exercisable Unexercisable    Exercisable      Unexercisable
---------------------        --------------  ------------  ----------- -------------    -----------      -------------

Lee Feist ..................... 798,156       159,551                0         -0-           -0-            -0-
Bruce Hahn.....................       0             0          153,473         -0-           -0-            -0-
Robert Kostrinsky..............       0             0          100,000     300,000           -0-            -0-
---------------------------

(1) Based on the fair market value per share of the Common Stock at year end, minus the exercise price of "in-the-money" options. The closing price for our Common Stock on December 31, 1999 on the OTC Bulletin Board was $.3438.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

     Effective July 6, 1999, we entered into an employment agreement with Lee Feist pursuant to which Mr. Feist was hired as Chief Executive Officer.

     Pursuant to such agreement, Mr. Feist receives a base salary of (1) $275,000 during the first year of employment, (2) $295,000 during the second year, (3) 315,000 during the third year, (4) $335,000 during the fourth year, and (5) $355,000 during the fifth year. In addition to his base salary, Mr. Feist is entitled to (1) a $75,000 bonus at the end of his first year of employment, (2) incentive compensation equal to 5% of the first $4 million of earnings before depreciation, interest, amortization and taxes ("EBITDA") and 2% of EBITDA in excess of $4 million for each year, (3) use of a leased automobile,
(4) reimbursement of certain relocation expenses, and (5) insurance and other benefits customarily provided to senior management personnel. Mr. Feist's employment agreement also provides for the grant of the following stock options:
(1) ten year non-qualified stock options to be granted on the date of the employment agreement and on the second and third anniversaries of the employment agreement, each grant to be in an amount equal to 0.5% of the outstanding shares on a fully diluted basis on the date of grant and exercisable at par value, (2) ten year incentive stock options to be granted on the date of the employment agreement and on the second, third and fourth anniversaries of the employment agreement, each grant to be in an amount equal to 0.5% of the outstanding shares on a fully diluted basis and exercisable at fair market value on the date of grant, and (3) ten year stock options to purchase 1,500,000 shares at $1.50 per share and exercisable if the common stock is traded on an exchange, Nasdaq or the pink-sheets and the closing price or closing bid price has equaled or exceed $1.50 for 25 consecutive trading days. The obligations of USCI under the employment are secured by a $300,000 letter of credit in favor of Mr. Feist.

     The employment agreement with Mr. Feist is for a term of five years and is subject to automatic renewal for additional two year terms unless notice of non-renewal is provided.

     The employment agreement prohibits Mr. Feist from competing, directly or indirectly, with USCI for a period of one year following termination of employment or disclosing confidential matters with respect to USCI for three years after termination of employment.

     In the event of the termination of Mr. Feist's employment within 90 days of the occurrence of various change in control events, USCI must pay Mr. Feist's salary and continue to provide certain insurance coverage for a period of one year following such termination of employment. As used in the employment agreement of Mr. Feist, a "change in control" is defined to be (1) a merger or consolidation pursuant to which USCI is not the surviving corporation and USCI's stockholders do not have the same proportionate ownership following the transaction, (2) a sale, lease, exchange or other transfer of all or substantially all of the assets of USCI, (3) approval by the stockholders of a plan for liquidation or dissolution of USCI, or (4) the acquisition by any person or group of 51% of USCI's common stock.

     USCI has no other employment agreements with any other officers or employees.

Compensation Report

     General. The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers.

     The Committee believes that the Company is best served by a program that is designed to motivate, reward and retain the management team to achieve the objectives of the Company. To this end, the Committee has adopted a program designed to focus on the Company's long-term goals. Accordingly, a significant portion of the senior executive compensation is dependent upon achieving these long-term goals.

     The philosophical basis of the Committee is to compensate executives based on performance and on the level of responsibility of the executive. Salary ranges are established based on such criteria. Salaries of key executives are set by measuring performances against the benchmark and by determining the value of the executive's contribution towards the Company's long-term goals. In addition, consideration is given to the individual's experience and past performance because the Committee also believes that any program must recognize performance and encourage initiative.

     The Committee also reviews management's response to the changing business environment in which the Company operates. A timely and effective response by management to changing business conditions while continuing to focus on the long-term objectives is considered essential by the Committee. Management is also evaluated on its ability to evaluate and adjust the long-term goals in response to the evolving business climate.

     Base Salary. For fiscal 1999, the base salary of executive officers, other than the Chief Executive Officer whose base salary is determined by an employment agreement, were set based upon the results of the executive's performance review. Each executive is reviewed annually by the Chief Executive Officer and Chairman and given specific objectives, with the objectives varying based upon the executive's position and responsibilities and the specific objectives for that position. At the next annual review, the performance of each executive is reviewed versus the objectives established for each executive and the Company's overall performance. The results of the review are then reported to the Committee along with senior management's compensation recommendation. The Committee then determines whether the base salary should be adjusted for the coming year.

     Long-Term Incentive Compensation. Each executive officer of the Company was granted options at the time of the initial adoption of the Company's stock option plans or at the time the officer joined the Company. The Committee makes option grants to executive officers on a case-by-case basis relative to the annual performance reviews and the recommendations of senior management. Grants of options are designed to align the interests of executive officers with those of stockholders. The size of these grants is generally set at a level which the Committee feels is in proportion with the role and responsibility of the executive, as well as his or her opportunity to effect the Company's performance, while also being sufficient to attract and retain qualified executives.

     Chief Executive Officer Compensation. With respect to the compensation of the Chief Executive Officer, compensation is fixed pursuant to the terms of an employment agreement. Given the difficult financial condition of the Company at the time Mr. Feist was hired as Chief Executive Officer, the Committee felt it both necessary and appropriate to provide an attractive compensation arrangement with substantial performance based compensation in order to attract and retain Mr. Feist's services. Based on that criteria, the Committee agreed to a compensation arrangement with an initial base salary of $275,000 with predetermined annual increases and a first year bonus and annual performance bonuses based on EBITDA as well as a package of stock options. The Committee believed that such a compensation package was essential to attract a qualified CEO in the Company's efforts to achieve profitability.

     The Committee believes these executive compensation policies and programs serve the interests of stockholders and the Company effectively. The various pay vehicles offered are appropriately balanced to provide increased motivation for senior executives to contribute to the Company's overall future success, thereby enhancing the value of the Company for the stockholder's benefit.

                                                    Compensation Committee

                                                    JOSHUA BERKOWITZ, Chairman
                                                    BRYAN FINKEL
                                                    HENRY REINHOLD

Company Performance

     The following graph compares the cumulative total investor return on the Company's Common Stock for the period from May 15, 1995, the date the Company's initial public offering closed, to December 31, 1999 with an index consisting of returns from a peer group of companies, consisting of the Nasdaq Non-Financial Index (the "Nasdaq Non-Financial Index"), and The Nasdaq US Index (the "Nasdaq US Index").

     The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company's forecast of future financial performance.




   (graph appears at this location depicting the following stock performance)





                                                December 31,
                            ----------------------------------------------------
                            1994    1995      1996     1997       1998      1999
                            ----    ----      ----     ----       ----      ----
USCI, Inc.                   100   213.51    116.22   151.35      1.08      7.57
Nasdaq US Index              100   141.33    173.89   213.07    300.25    542.43
Nasdaq Non-Financial Index   100   139.26    169.16   198.09    290.32    559.35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 31, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                        Number of Shares         Percentage
of Beneficial Owner                   Beneficially Owned (1)     of Class (2)
----------------------               ------------------------  -----------------
JNC Opportunity Fund Ltd.               197,073,319     (3)           74.1%
   c/o Olympia Capital Cayman Ltd.
   20 Reid St, Hamilton HM 11
   Bermuda 19102
Lee Feist                                   798,156                       *
Bruce A. Hahn                               693,000                       *
Robert J. Kostrinsky                        158,750     (4)               *
Joshua Berkowitz                            100,000                       *
Bryan Finkel                                100,000                       *
Henry Reinhold                              135,500                       *
All directors and executive officers
  as a group (five persons)               1,292,506     (5)            1.3%
-----------------------

*    Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days of May 1, 2000.

(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3) Includes 172,073,137 shares issuable to JNC Opportunity Fund upon conversion of (a) 385 shares of Series A Convertible Preferred Stock, (b) 500 shares of Series B Convertible Preferred Stock, (c) 500 shares of Series C Convertible Preferred Stock held by JNC Opportunity Fund and (d) 350 shares of Series D Convertible Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, each in a face amount of $10,000 per share, is convertible, at the option of JNC Opportunity Fund, at a conversion price equal to the lesser of $1.00 per share or 85% of the average closing bid price of the Company's common stock over the five trading days preceding conversion. The Series D Preferred Stock is convertible into common stock of the Company. Since the number of shares that are issuable upon conversion of the Preferred Shares is derived from a conversion formula described in an agreement of April 26, 1999 between JNC, the Company and certain other preferred stockholders, which formula is based in part upon the market price of the shares prior to a conversion of a Preferred Shares, the actual number of shares that will actually be issued upon a conversion of the Preferred Shares (and therefore beneficially owned by JNC) cannot accurately be determined at this time.

(4)  Includes 100,000 shares issuable upon the exercise of currently exercisable
     options  and  5,250  shares   issuable   upon  the  exercise  of  currently
     exercisable warrants held by Mr. Kostrinsky.

(5) Includes 100,000 shares issuable upon the exercise of currently exercisable options held by officers and directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     See Index to Financial Statements on page 32 of this report for financial statements and supplementary data filed as part of this report.

     (a)(2) Financial Statement Schedules

     All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

     (b) Reports on Form 8-K

     On November 1, 1999, the Registrant filed a report on Form 8-K disclosing under Item 5 that its wholly-owned subsidiary, Ameritel Communications, had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

     (c) Exhibits

        Number                      Description of Exhibit
      -----------                 ---------------------------

         3.1      Certificate of Incorporation of Trinity Six Inc.(1)
         3.2      Certificate of Amendment of Certificate of Incorporation of Trinity Six Inc. (4)
         3.2A     Certificate of Designation for Series A Convertible Preferred Stock (11)
         3.3      By-Laws of Registrant (1).
         4.1      Form of Certificate evidencing shares of Common Stock (5).
         4.4      Form of Representative's Warrant between the Registrant and Gaines, Berland, Inc. (1)
         10.1     Amended and Restated 1992 Stock Option Plan (6).
         10.1A    1997 Stock Option Plan. (7)
         10.2+    Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and Bruce
                  A. Hahn (3).
         10.2A+   Amendment No. 1 to Employment Agreement, dated as of January 1, 1996, between U.S.
                  Communications, Inc. and Bruce A. Hahn (7).
         10.3+    Employment Agreement, dated as of January 1, 1995, between U.S. Communications, Inc. and Robert
                  J. Kostrinsky (3)
         10.3A+   Amendment No. 1 to Employment Agreement, dated as of January 1, 1996, between U.S.
                  Communications, Inc. and Robert J. Kostrinsky (7).
         10.4+    Employment Agreement dated August 1997 between the Registrant and Mario Martinez (11)
         10.28    Agreement dated October 1996 between Ameritel Communications, Inc. and GTE Mobilenet Service
                  Corp. (7)
         10.35    Stock Option Agreements dated as of October 30, 1997 with certain stockholders of the
                  Registrant.(9)
         10.36    Warrant Agreement dated October 30, 1997 between the Registrant and PaineWebber.(9)
         10.37    Shareholder Collateral Agreement dated as of October 30, 1997. (9)
         10.38    Warrant issued by the Registrant to Alan R. Dresher.(9)
         10.40    Warrant issued by the Registrant to Decameron Partners.(9)
         10.42    Warrant issued by the Registrant to Alan Baron. (9)
         10.43    Warrant dated February 2, 1998 issued by the Registrant to Decameron Partners, Inc.(10)
         10.44    Warrant dated February 2, 1998 issued by the Registrant to Alan R. Dresher.(10)
         10.45    Warrant dated February 2, 1998 issued by the Registrant to Alan Baron.(10)



         10.46    Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George
                  Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/Naomi
                  Bodner Partnership and Ace Foundation, Inc.(10)
         10.47    Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of George
                  Karfunkel.(10)
         10.48    Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Michael
                  Karfunkel.(10)
         10.49    Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of Laura
                  Huberfeld/Naomi Bodner Partnership.(10)
         10.50    Convertible Restated Note dated February 24, 1998 issued by the Registrant in favor of
                  Huberfeld Bodner Family Foundation, Inc.(10)
         10.51    Warrant dated February 24, 1998 issued by the Registrant to George Karfunkel.(10)
         10.52    Warrant dated February 24, 1998 issued by the Registrant to Michael Karfunkel.(10)
         10.53    Warrant dated February 24, 1998 issued by the Registrant to Laura Huberfeld/Naomi Bodner
                  Partnership.(10)
         10.54    Warrant dated February 24, 1998 issued by the Registrant to Huberfeld Bodner Family Foundation,
                  Inc.(10)
         10.55    Convertible Note dated February 24, 1998 issued by the Registrant in favor of George
                  Karfunkel.(10)
         10.56    Convertible Note dated February 24, 1998 issued by the Registrant in favor of Ace
                  Foundation.(10)
         10.57    Warrant dated March 5, 1998 issued by the Registrant to Alan R. Dresher.(10)
         10.58    Warrant dated March 5, 1998 issued by the Registrant to Bulldog Capital Management.(10)
         10.59    Warrant dated March 5, 1998 issued by the Registrant to Alan Baron. (10)
         10.60    Convertible Preferred Stock Purchase Agreement between the Registrant and JNC Opportunity Fund
                  Ltd. dated March 24, 1998(11).
         10.61    Registration Rights Agreement dated March 24, 1998 between the Registrant and JNC Opportunity
                  Fund, Ltd. (11)
         10.62    Escrow Agreement dated March 24, 1998 among the Registrant, JNC Opportunity Fund, Ltd. and
                  Robinson Silverman Pearce Aronsohn & Berman LLP (11)
         10.63    Warrant dated March 24, 1998 granted by the Registrant to JNC Opportunity Fund Ltd. (11)
         10.64    Warrant dated March 24, 1998 granted by the Registrant to Wharton Capital Partners, Ltd. (11)
         10.65    Amended and Restated Loan and Security Agreement dated as of April 14, 1999 (11)
         10.66    Preferred Stockholders Conversion Agreement dated as of April 26, 1999 (11)
         10.67    Consulting Agreement dated as of May 1, 1999 between the Registrant and Howard Zuckerman (12)
         10.68+   Employment Agreement dated as of July 6, 1999 between the Registrant and Lee Feist (13)
         10.69*   Sublease dated February 24, 2000 between Factory Mutual Insurance Company and
                  Americomonline.com, Inc.
         10.70*   Marketing and Distribution Agreement dated April 3, 2000 between Net2Phone, Inc. and
                  Americomonline.com, Inc.
         10.71*   Purchase and Assignment of Claim dated April 28, 2000 between Foothill Capital Corporation,
                  Tranche B, Inc. and USCI, Inc.
         21.1     Subsidiaries of Registrant (11)
         23.1*    Consent of Arthur Andersen LLP
         27.1*    Financial Data Schedule - USCI
         27.2*    Financial Data Schedule - Ameritel Communications

-----------------------

*    Filed herewith.

+    Compensatory plan or management agreement.

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

(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1999.

(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 1999.

(13) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    USCI, INC.

                                    By: /s/ Lee Feist
                                        Lee Feist, Chief Executive Officer

Dated: June 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                            Title                       Date

 /s/ Lee Feist                 Chairman of the Board, Chief        June 15, 2000
------------------------       Executive Officer and Director
Lee Feist                      (Principal Executive Officer
                               and Principal Financial and
                               Accounting Officer)



 /s/ Joshua Berkowitz           Director                           June 15, 2000
------------------------
Joshua Berkowitz


------------------------        Director                           June __, 2000
Bryan Finkel


/s/ Henry Reinhold              Director                           June 15, 2000
------------------------
Henry Reinhold

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------

USCI, Inc. and Subsidiaries

         Report of Independent Public Accountants........................... F-1
         Consolidated Balance Sheets as of December 31, 1998 and 1999....... F-2
         Consolidated Statements of Operations for the Years Ended
            December 31, 1997, 1998 and 1999................................ F-3
         Consolidated Statements of Stockholders' Deficit for the Years
            Ended December 31, 1997, 1998 and 1999.......................... F-4
         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1998 and 1999................................ F-5
         Notes to Consolidated Financial Statements......................... F-6

Ameritel Communications, Inc.

         Report of Independent Public Accountants...........................F-22
         Balance Sheet as of December 31, 1999..............................F-23
         Statements of Operations for the Year Ended December 31, 1999......F-24
         Statement of Stockholders' Deficit for the Year Ended December 31,
         1999...............................................................F-25
         Statement of Cash Flows for the Years Ended December 31, 1999......F-26
         Notes to Financial Statements......................................F-27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USCI, Inc.:


We have audited the accompanying consolidated balance sheets of USCI, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has a stockholders' deficit, has negative working capital, has triggered default provisions under the terms of its letters-of-credit, has uncertainties related to significant litigation, and has not yet obtained sufficient financing commitments to support the current or anticipated level of operations. In addition, on October 29, 1999, Ameritel Communications, Inc., a wholly-owned subsidiary of the Company filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 14, 2000 (except with respect to the second paragraph of Note 8, as to which the date is April 28, 2000.)

                           USCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                            December 31
                                                                                     ------------------------
                                                                                       1998             1999
                                                                                     -------           ------

CURRENT ASSETS:
    Cash and cash equivalents, including restricted cash of $454,124 in         $     754,758   $
    Accounts receivable--trade, net of allowance of $8,200,000 in 1998              8,212,484                 0
    Accounts receivable - other                                                        47,533                 0
    Prepaid expenses and other                                                        310,000           691,017
                                                                                   -----------     -------------
              Total current assets                                                  9,324,775           991,017
PROPERTY AND EQUIPMENT, net                                                         1,555,366           155,000
OTHER ASSETS                                                                        1,531,740             6,474
                                                                                   -----------     -------------
                Total assets                                                     $ 12,411,881    $    1,152,491
                                                                                   ===========     =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
                                                                                 $  6,310,980   $
   Letter-of-credit advances                                                        2,700,000         2,491,982
   Accounts payable and bank overdraft                                              7,449,315         2,612,152
   Commissions payable                                                                362,416           225,571
   Accrued expenses                                                                 4,069,927           319,520
                                                                                   -----------     -------------
            Total current liabilities                                              20,892,638         5,649,225
   Long-term debt, net of current portion                                          14,354,096                 0
                                                                                   -----------     -------------
            Total liabilities                                                      35,246,734         5,649,225
                                                                                   -----------     -------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)
                                                                                            0        30,592,037
   Convertible Preferred Stock, $.01 par value; 5,000 shares authorized,                   19                18
   Common stock, $.0001 par value; 100,000,000 shares authorized;                       1,201             9,398
   Additional paid-in capital                                                      63,453,345        66,131,173
   Accumulated deficit                                                            (86,261,368)     (101,201,310)
   Treasury stock, at cost, 5,500 shares in 1998 and 1999                             (28,050)          (28,050)
                                                                                   -----------     -------------
            Total stockholders' deficit                                           (22,834,853)      (35,088,771)
                                                                                   -----------     -------------
                Total liabilities and stockholders' deficit                       $12,411,881    $    1,152,491
                                                                                   ===========     =============


        The accompanying notes are an integral part of these consolidated balance sheets.

                           USCI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Years Ended December 31
                                                            ---------------------------------------------
                                                             1997               1998               1999
                                                            -------            ------             -------

REVENUES:
    Subscriber sales                                   $   6,281,825       $ 41,074,235   $
    Activation commissions                                 2,993,483             14,925                  0
    Other operating revenue                                  536,582                  0                  0
                                                          -----------       ------------        -----------
              Total revenues                               9,811,890         41,089,160                  0
                                                          -----------       ------------        -----------
COST OF SALES:
    Cost of subscriber sales                               3,375,004         24,683,121                  0
    Cost of agency commissions                             1,357,121             11,380                  0
    Cost of other operating revenue                          319,900                  0                  0
                                                          -----------       ------------        -----------
              Total cost of sales                          5,052,025         24,694,501                  0
                                                          -----------       ------------        -----------
GROSS MARGIN                                               4,759,865         16,394,659                  0
SELLING, GENERAL, AND ADMINISTRATIVE, NET                 18,967,189         32,791,669            764,088
STOCK  COMPENSATION EXPENSE                                        0                  0          1,719,464
SUBSCRIBER ACQUISITION AND PROMOTIONAL COSTS              12,385,662         18,920,271                  0
RESTRUCTURING AND OTHER CHARGES (Note 5)                   1,100,000                  0          1,711,923
                                                          -----------       ------------        -----------
OPERATING LOSS                                           (27,692,986)       (35,317,281)        (4,195,475)
                                                          -----------       ------------        -----------
OTHER (EXPENSE) INCOME:
    Gain on sale of subscribers                                    0            876,164                  0
    Interest income                                          353,187             86,601             12,310
    Interest expense and amortization of debt             (1,446,805)        (8,139,857)                 0
    Loss from investment in Ameritel                               0                  0        (10,406,884)
                                                          -----------       ------------        -----------
              Total other expense                         (1,093,618)        (7,177,092)       (10,394,574)
                                                          -----------       ------------        -----------
NET LOSS                                                $(28,786,604)      $(42,494,373)     $ (14,590,049)
                                                          ===========       ============        ===========
BASIC AND DILUTED LOSS PER SHARE                              $(2.81)            $(3.90)            $(0.22)
                                                          ===========       ============        ===========
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     10,251,402         11,072,905         67,174,007
                                                          ===========       ============        ===========



  The accompanying notes are an integral part of these consolidated statements.

                           USCI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                 Additional
                                         Preferred Stock       Common Stock       paid in      Accumulated    Treasury
                                         Shares    Amount   Shares       Amount   Capital        Deficit       Stock       Total
                                         ------    ------   ------       ------  -----------   ------------   ---------   ------

BALANCE, December 1, 1996                    0     $  0   10,225,746    $1,023  $33,675,423   $(14,335,976)  $(28,050)  $19,312,420
   Exercise of stock options                 0        0       41,563         4       39,202              0          0        39,206
   Warrants issued in connection
   with  letter-of-credit                    0        0            0              1,243,000              0          0     1,243,000
   Warrants issued in connection with
   debt financings                           0        0            0         0    1,879,000              0          0     1,879,000
   Net loss                                  0        0            0         0            0    (28,786,604)         0   (28,786,604)
                                        -------   ------ ------------   ------- ------------  -------------- --------- -------------
BALANCE, December 31, 1997                   0        0   10,267,309     1,027   36,836,625    (43,122,580)   (28,050)   (6,312,978)
   Issuance of Convertible Preferred
   Stock                                 1,500       15            0         0   13,384,497              0          0    13,384,512
   Sale of common stock                      0        0      423,913        43    2,258,354              0          0     2,258,397
   Exercise of stock options                 0        0        3,043         0        5,221              0          0         5,221
   Exercise of warrants                      0        0          987         0        3,751              0          0         3,751
   Warrants issued in connection with
   debt financings                           0        0            0         0    4,647,000              0          0     4,647,000
   Dividends on Convertible Preferred
   Stock                                     0        0            0         0      644,415       (644,415)         0             0
   Common stock issued in lieu of
   interest                                  0        0       34,000         3      135,317              0          0       135,320
   Conversion of preferred stock to
   common  stock                           (90)      (1)     814,939        82       (4,350)             0          0        (4,269)
   Conversion of notes payable to
   common  stock                             0        0      462,637        46    1,542,520              0          0     1,542,566
   Conversion of notes payable to
   preferred stock                         500        5            0         0    3,999,995              0          0     4,000,000
   Net loss                                  0        0            0         0            0    (42,494,373)         0   (42,494,373)
                                        -------   ------ ------------   ------- ------------  -------------- --------- -------------
BALANCE, December 31, 1998               1,910       19   12,006,828     1,201   63,453,345    (86,261,368)   (28,050)  (22,834,853)
   Issuance of common stock (Note 4)         0        0    6,170,045       617    2,167,901              0          0     2,168,518
   Dividends on Convertible Preferred
   Stock                                     0        0            0         0      349,893       (349,893)         0             0
   Exercise of stock options                 0        0      798,156        80      167,533              0          0       167,613
   Conversion of preferred stock to
   common stock                           (175)      (1)  75,000,000     7,500       (7,499)             0          0             0
   Net loss                                  0        0            0         0            0    (14,590,049)         0   (14,590,049)
                                        -------   ------ ------------   ------- ------------  -------------- --------- -------------
BALANCE, December 31, 1999               1,735    $  18   93,975,029   $ 9,398  $66,131,173 $(101,201,310) $  (28,050)$ (35,088,771)
                                        =======   ====== ============   ======= ============  ============== ========= =============



  The accompanying notes are an integral part of these consolidated statements.

                           USCI, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Years Ended December 31
                                                                           ------------------------------------
                                                                            1997           1998          1999
                                                                           ------         ------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(28,786,604) $(42,494,373)  $(14,590,049)
   Adjustments to reconcile net loss to net cash used in operating
      Depreciation and amortization                                        2,404,065     2,664,476        732,685
      Amortization of discount on notes payable                            1,184,000     5,342,000              0
      Amortization of deferred financing costs                               207,000     1,124,509              0
      Provision for losses on accounts receivable                            950,351    10,539,141         12,166
      Gain from sale of subscribers                                                0      (876,164)             0
      Stock compensation expense                                                   0             0      1,719,464
      Loss from investment in subsidiary                                           0             0     10,406,884
      Restructuring and other special charges                              1,100,000             0      1,711,923
      Changes in operating assets and liabilities:
         Accounts receivable:
            Trade                                                         (3,777,701)  (17,131,129)             0
            Other                                                            441,028     1,091,551         35,366
         Prepaid expenses and other                                          422,219       361,005        230,650
         Commissions payable                                               4,871,864      (874,561)       (17,607)
         Accounts payable and accrued expenses                             4,302,018    10,923,310        745,328
         Promotional deposits                                                295,581      (642,668)    (1,053,387)
                                                                        -------------  ------------   -------------
            Total adjustments                                             12,400,425    13,521,470     14,523,472
                                                                        -------------  ------------   -------------
            Net cash used by operating activities                        (16,386,179)  (28,972,903)       (66,577)
                                                                        -------------  ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including capitalized and purchased              (2,128,741)     (601,427)             0
                                                                        -------------  ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, long-term debt and Credit Facility         4,000,000    26,631,199              0
   Payments received from Ameritel                                                 0             0        366,577
   Repayment of notes payable and Credit Facility                                  0   (12,642,631)             0
   Exercise of stock options                                                  39,206         8,972              0
   Issuance of Convertible Preferred Stock                                         0    15,000,000              0
   Sale of common stock                                                            0     2,489,999              0
   Costs associated with debt offerings                                            0      (416,891)             0
   Costs associated with equity offerings                                          0    (1,847,090)             0
                                                                         -------------  ------------   -------------
            Net cash provided by (used in) financing activities            4,039,206    29,223,558        366,577
                                                                         -------------  ------------   -------------
NET INCREASE (DECREASE) IN CASH                                          (14,475,714)     (350,772)       300,000
CASH AND CASH EQUIVALENTS, beginning of year                              15,581,244     1,105,530              0
                                                                         -------------  ------------   -------------
CASH AND CASH EQUIVALENTS, end of year                                  $  1,105,530  $    754,758     $        0
                                                                         =============  ============   =============
SUPPLEMENTAL INFORMATION:
   Interest paid                                                        $          0  $    796,067     $        0
                                                                         =============  ============   =============
   Noncash financing activities:
      Warrants issued in connection with letter-of-credit               $   1,243,000 $          0      $        0
                                                                         =============  ============   =============
      Warrants issued in connection with debt financings                $   1,879,000 $  4,467,000      $        0
                                                                         =============  ============   =============
      Conversion of notes payable                                       $           0 $  5,542,566      $        0
                                                                         =============  ============   =============


  The accompanying notes are an integral part of these consolidated statements.

                           USCI, INC. AND SUBSIDIARIES

                            DECEMBER 31,1998 AND 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   OPERATIONS

USCI, Inc. (the "Company") is a reseller of cellular and paging services to subscribers via reselling agreements with carriers through its wholly-owned subsidiary, Ameritel Communications, Inc. ("Ameritel"). Prior to November 1996, before becoming a reseller, the Company was a nationwide agent for companies providing cellular and paging communication services through national distribution channels.

On October 29, 1999, Ameritel filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081) (the "Bankruptcy Court"). Under Chapter 11, certain claims against Ameritel in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Ameritel continues business operations as a debtor-in-possession.

The Company has never operated at a profit since its inception in 1991 and had losses of $28,786,604, $42,494,373, and $14,590,049 for the years ended
December 31, 1997, 1998, and 1999, respectively. Additionally, at December 31, 1999, the Company had an accumulated deficit of $101,201,310, a stockholders' deficit of $35,088,711, and a working capital deficiency of $4,658,208. The Company will require substantial financing for working capital for a period of time until profitability is achieved, if ever.

In the second half of 1999, the Company altered its operations in an effort to achieve future profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of its internet telephony initiative. While the Company believes that these efforts will position them favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that the Company will be successful in commencing internet telephony marketing services, growing revenues or operating profitably.

These factors, discussed in the note above and the uncertainties regarding the ultimate outcome of pending litigation and claims discussed in Note 6 and Note
8, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999, and effectively the Company no longer exercises control over this subsidiary. Investments in nonconsolidated affiliates (wholly-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, due to Ameritel's filing for reorganization under Chapter 11 in October 1999, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999.

Revenue Recognition

The Company's revenues are derived solely from its wholly-owned subsidiaries. For the two years ended December 31, 1997 and 1998, Ameritel accounted for 100% of the Company's revenues. There were no revenues reflected for the year ended December 31, 1999 due to the deconsolidation of Ameritel discussed above as of January 1, 1999.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1998 and 1999 was $454,124 and $300,000, respectively, of certificates of deposit restricted to cover letters-of-credit required as security by cellular carriers and for an employment agreement with an officer of the Company.

Property and Equipment

Property and equipment are stated at cost except as discussed below. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are five years for equipment and furniture and fixtures and the shorter of the useful life or lease term for leasehold improvements. Property and equipment, at cost, consist of the following at December 31, 1998 and 1999:

                                                          1998           1999
                                                         ------         -------
          Equipment                                    $3,461,243    $
          Furniture and fixtures                          213,573              0
          Leasehold improvements                          674,845              0
                                                       -----------    ----------
                                                        4,349,661        155,000
          Less accumulated depreciation                (2,794,295)             0
                                                       -----------    ----------
                         Property and equipment, net   $1,555,366    $   155,000
                                                       ===========    ==========

The Company has pledged all of its fixed assets as of December 31, 1999, in connection with the Ameritel's credit facility agreement.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company evaluates whether events and circumstances have occurred that indicate possible impairment (Note 5). As a result of this review and based upon an independent third party valuation, the Company recorded an impairment loss of $801,590 related to certain equipment in 1999. The impairment loss for these assets to be held and used was included in restructuring and other charges within the statement of operations.

Other Assets

Other assets at December 31, 1998 and 1999 consisted of the following:

                                                                 1998     1999
                                                                ------   ------
     Systems development costs and purchased software, net  $1,284,880      $ 0
     Deferred financing costs                                  214,878        0
     Deposits                                                   31,982    5,374
     Other                                                           0    1,100
                                                             ---------    ------
                                                            $1,531,740   $6,474
                                                             =========    ======

Systems development costs include capitalized costs of internally developed software for internal use relating to the Company's cellular activation system network projects. The capitalized amounts consist of costs incurred after the design phases of the software projects are complete and technological feasibility has been determined based on a detailed system design. Systems development costs and purchased software are amortized on a straight-line basis over the estimated remaining economic life of the software of five years. Amortization expense was $386,522, $482,503, and $139,473 in 1997, 1998 and
1999, respectively. As of December 31, 1999, accumulated amortization was $1,615,320.

During 1999, the Company reviewed certain of its long-lived assets (Note 5) including its capitalized system development costs and purchased software. As a result of this review and based upon an independent third party valuation, the Company recorded an impairment loss related to systems development costs and purchased software of $910,333. This amount is included in restructuring and other charges within the statement of operations.

Investment in Ameritel

As discussed above, due to the Chapter 11 bankruptcy filing by Ameritel, USCI began accounting for its investment in Ameritel under the equity method of accounting as of January 1, 1999. Summarized financial information of Ameritel as of and for the years ended December 31, 1999 and 1998 were as follows:

December 31,                                    1998               1999
                                               ------             ------
Total assets                             $   9,470,878       $   2,373,951
Total liabilities                           51,512,437          54,822,294
Stockholder's deficit                      (42,041,459)        (52,448,343)

For the Year Ended December 31,                     1998               1999
                                                   ------             ------
Revenues                                     $  41,074,235       $  15,360,812
Costs                                           62,253,905          25,767,696
Loss before income taxes                     $ (21,179,670)      $ (10,406,884)


Total liabilities include intercompany payables to USCI, Inc. of $22,222,883 and $21,856,306 at December 31, 1998 and 1999, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 1999 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel. No adjustments have been made to this Investment in Ameritel to reflect the impact that would result if any adjustments of Ameritel's assets or liabilities are made as part of its Chapter 11 reorganization case. Therefore, this Investment in Ameritel does not purport to represent the net liability of USCI in connection with the Bankruptcy proceedings.

Subscriber Acquisition and Promotional Costs

Subscriber acquisition costs and promotional costs include costs incurred to acquire subscribers, including commissions, discounts given to consumers for reduced airtime and other promotions, and advertising.

Other Income

In November 1998, the Company agreed to sell its paging services subscriber base of approximately 22,000 subscribers to a paging vendor for $876,164 representing all of the sums due and owing to the vendor. In connection therewith, the Company recognized a gain of $876,164.

Net Loss Per Share

The Company calculates and presents net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share are based on the weighted average number of shares outstanding. For 1996, weighted average shares include shares that were subject to rescission (Note 5). Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and warrants (using the treasury stock method). For all periods presented, outstanding options and warrants have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive.

Net loss  attributable to common  stockholders for the years ended  December 31,
1998  and  1999,  as  adjusted  by  dividend  requirements,   on  the  Company's
convertible preferred stock was $43,138,788 and $14,939,942, respectively.

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

Long-Lived Assets

The Company periodically evaluates the carrying values of its long-lived assets, such as property and equipment and systems development costs, to determine whether any impairments are other than temporary. Management believes the long-lived assets in the accompanying balance sheets as adjusted in Note 5 are appropriately valued after the impairment charges discussed above.

Significant Concentrations

For the years ended December 31, 1998, approximately 75% of subscriber revenue was attributable to one merchandiser's activations with the Company. In October 1998, the Company's relationship with the merchandiser was terminated (Note 6). Furthermore, a substantial portion of the Company's subscribers are located in one metropolitan area. At December 31, 1998, receivables from subscribers in that metropolitan area approximated 72% of total trade receivables. During 1997, one customer accounted for 57% of activation commission revenues, or 17% of total revenues.

New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs incurred in the preliminary project stage are expensed as incurred. Additionally, specified upgrades and enhancements may be capitalized; however, external costs related to maintenance, unspecified upgrades, and enhancements should be recognized as expense over the contract period on a systematic basis. Internal costs incurred for maintenance should be expensed as incurred. SOP 98-1 was adopted effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   LONG-TERM DEBT, LETTER-OF-CREDIT ADVANCES, AND NOTES PAYABLE

Amounts included in long-term debt consists of the following at December 31, 1998 and 1999:

                                                            1998         1999
                                                           ------       ------
          Credit Facility                                 9,788,568           0
          Vendor note payable                            10,876,508           0
                                                         20,665,076           0
          Less current maturities                         6,310,980           0
                                                       $ 14,354,096      $    0

Credit Facility

On June 5, 1998, Ameritel, entered into a four-year $20,000,000 revolving credit and term loan facility (the "Credit Facility") with its secured lender. The Credit Facility has been guaranteed by the Company and its subsidiaries. The Credit Facility provides term loans up to $15,000,000, which amortize equally over a 30-month period, and revolving credit borrowings. Availability is based on a number of factors, including eligible accounts receivables and eligible cellular subscribers. At December 31, 1998, a total of $9,788,568 was outstanding under the facility, of which $5,393,720 was related to term loan borrowings and $4,394,848 related to revolving credit borrowings. Term loan borrowings bear interest at the greater of 7% or the bank's base rate plus 2.5% and revolving credit borrowings bear interest at a greater of 7% or the base rate plus 1.5%. The Credit Facility is secured by substantially all assets of the Company.

On April 14, 1999, the Company entered into an amended credit facility which reduced the total facility to $17,500,000. Additionally, certain preferred shareholders and other persons have entered into an agreement with the lender to make available to the Company up to $7,000,000 under an amendment to the Credit Facility (the "Amended Credit Facility") in a multiple draw-term loan for working capital under certain conditions. The Amended Credit Facility requires the Company to meet certain budgeted items, including revenues, accounts receivable collections, and number of subscribers.

Additionally, in connection with the closing of the Amended Credit Facility and the conversion of preferred stock, pursuant to the preferred stock agreement (Note 4), the Company issued a consultant 5,000,000 shares of common stock.

Vendor Note Payable

In April 1999, Ameritel, entered into a note payable agreement with its largest vendor, which allows for the payment of $12,376,995 in equal monthly payments through April 2003. Interest is payable monthly at 6%. Pursuant to the agreement, the Company is required to make current payments for its monthly airtime usage and to secure a standby letter-of-credit totaling $1,000,000. As of December 31, 1999 the Ameritel had made only one payment to the vendor under the terms of the agreement.

Letter-of-Credit Advances

On October 30, 1997, the Company and Ameritel entered into a letter-of-credit agreement (the "LOC Agreement") with an investment banking firm, pursuant to which the investment banking firm agreed to establish irrevocable standby letters-of-credit of up to $3,750,000 for the purpose of enabling the Company to satisfy its security obligations under certain client and carrier arrangements. Under the LOC Agreement, the Company was required to pledge shares of the Company's common stock which, at that time, equaled 125% of the principal amount of each letter-of-credit to be issued.

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

In October 1998, two vendors of the Company requested and received $2,700,000 under the letter-of-credit. The investment bank has made a demand to repay the amounts paid under the letters-of-credit. The Company has not repaid the amounts advanced under the letters-of-credit in full and the Company is in default under the terms of this agreement. In connection with the draw, the investment bank took control of the Company's common stock held as collateral. No interest has been accrued related to these advances and at December 31, 1998 and 1999 amounts outstanding under these letter-of-credit advances totaled $2,700,000 and $2,491,982, respectively.

Notes Payable Issued in Fiscal 1997

On November 18, 1997, the Company obtained an unsecured loan in the amount of $4,000,000 from two individuals, both of whom are also company stockholders. The loan bears interest at 8.5% per annum and was payable on December 31, 1997. As additional consideration for the loan, the Company issued to each of the lenders a five-year warrant exercisable to purchase up to 400,000 shares of common stock at an exercise price of $6 per share. On December 30, 1997, the Company issued to each of the lenders an additional five-year warrant to purchase 200,000 shares of common stock at $6 per share in consideration of the lenders' extension of the due date of the loans until January 31, 1998. The Company also agreed that for each share of common stock acquired upon the exercise of the warrants ("Primary Warrants"), the Company would issue an additional warrant ("Secondary Warrants") to purchase one share of common stock at an exercise price equal to (a) the conversion price of the Company's convertible preferred stock then being offered in a pending private placement or (b) $7 if the private placement was not been completed. The Company further agreed to issue additional warrants to purchase 400,000 shares of common stock on these same terms and conditions for each month or portion thereof in which the indebtedness to the lenders remained unpaid after January 31, 1998.

The values of the warrants issued in November and December 1997 were determined to be $1,184,000 and $695,000, respectively, based on the relative fair value of the warrants to the debt. A corresponding amount of the proceeds that has been allocated to the warrants has been accounted for as a debt discount and is being amortized over the life of the related debt. At December 31, 1998 and 1999, the unamortized debt discount amounted to $0.

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

On June 23, 1998, the Company issued 343,356 shares of common stock upon the conversion of $1,150,000 principal amount and accrued interest thereon of 10% New Notes issued in February 1998. On July 16, 1998, the remaining $350,000 principal amount and accrued interest, thereon, was converted into 119,281 shares of common stock.

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

4.   STOCKHOLDERS' DEFICIT

Common Stock

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

During 1999, the Company issued 6,170,045 shares of common stock. The Company issued 5,000,000 shares to an independent consultant pursuant to a consulting agreement, 300,000 common shares to the new Board of Directors (100,000 shares per member), 350,000 shares to a then current employee and an additional 520,045 shares to current employees and directors for the shares utilized in October 1997 as collateral for a letter-of-credit issued by an investment banker. The value of these issuances totaled $2,168,518, of which $691,017 remained in prepaid expenses at December 31, 1999.

Preferred Stock

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

On July 29, 1998, the Company issued an aggregate of 500 shares of 6% Series D Convertible Preferred Stock in exchange for an aggregate of $4,000,000 of 8% Restated Notes. The Series D preferred stock is entitled to a dividend of 6% per annum, payable quarterly in arrears and is convertible, together with accrued dividends, at a conversion price equal to 120% of the average closing bid price for five trading days immediately preceding the closing date or 85% of the average of the three lowest closing prices per share of common stock for the 25 trading days preceding the conversion notice, with a floor of not less that $4 per share and ceiling of not more than $6 per share. The Series D preferred stock has a liquidation value of $8,000 per share. The Series D preferred stock is redeemable at the Company's option at the then applicable conversion price. Since the Company did not complete a private offering of equity and debt securities by October 1998, the shares of Series D Convertible Preferred Stock are convertible into shares of common stock at a conversion price equal to the lesser of $5 per share or 80% of the average closing sales price of the Company's common stock during the last five trading days prior to conversion.

During 1998, an aggregate of 25 shares of Series D preferred stock and accrued dividends were converted into 588,191 shares of common stock.

On April 26, 1999, pursuant to an agreement between the Company and its preferred shareholders ("Preferred Agreement"), the holders of the Convertible Preferred Stock converted $1,500,000 stated value of Convertible Preferred Stock into 75,000,000 shares of common stock at $.02 per share, agreed to waive all future dividends on the outstanding Convertible Preferred Stock, and canceled all outstanding options and warrants held by them covering 4,485,707 shares of common stock.

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

Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Option Plans expire ten years from the date of grant. At
December 31, 1999, options to purchase 3,440,016 shares of common stock were available for future grant under the Option Plans.

Additionally, the Company grants options outside of the Option Plans to nonemployee directors, employees, and consultants. During 1997, 1998, and 1999, the Company granted 54,505, 0 and 0 options, respectively, outside the Option Plans.

Transactions related to stock options for each of the three years in the period ended December 31, 1999 are as follows:

                                                           Shares       Weighted
                                                          --------      --------
           Options outstanding at December 31, 1996        982,944       $5.58
               Granted                                     701,005        4.46
               Forfeited                                  (117,200)       6.45
               Exercised                                   (40,579)       1.00
                                                        ------------
           Options outstanding at December 31, 1997      1,526,170        5.13
               Granted                                     377,500        5.55
               Forfeited                                  (240,879)       6.34
               Exercised                                    (3,043)       1.72
                                                        ------------
           Options outstanding at December 31, 1998      1,659,748        4.99
               Granted                                   1,680,156        0.32
               Forfeited                                  (981,764)       4.55
               Exercised                                  (798,156)       0.21
                                                        -------------
           Options outstanding at December 31, 1999      1,559,984        2.68
                                                        =============
           Exercisable at December 31, 1999                904,664        4.26
                                                        =============

The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding          Options Exercisable
                         --------------------------------------   -------------------------
                                   Weighted     Weighted                         Weighted
       Range of                    Average      Average                          Average
       Exercise        Number      Exercise     Remaining          Number        Exercise
       Prices        of shares      Price       Contractual Life   of shares     Price
    -------------  -----------    -----------   ----------------  -----------    ----------

    $0.32-$  3.00     882,000      $  0.32           3.8           260,480        $  0.32
    $3.01-$  4.50     109,000         4.23           2.3           105,200           4.24
    $4.51-$  6.75     528,984         5.84           2.3           488,984           5.95
    $6.76-$  8.50      50,000         8.25           1.3            50,000           8.25
                   -----------                                    ---------
                    1,559,984         2.68                         904,664           4.26
                   ===========                                    =========

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants:

                                        1997          1998          1999
                                       ------        ------        ------
          Risk-free interest rate       6.18%         5.9%          6.0%
          Expected dividend yield       0.00          0.00          0.00
          Expected lives                Five years    Five years    Five years
          Expected volatility           50%           50%           50%

The total values of the options granted during the years ended December 31, 1997, 1998, and 1999 were computed as approximately $1,346,000, $1,138,000, and
$282,240, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1997, 1998, and 1999 would have been as follows:

                                        1997           1998           1999
                                       ------         ------         ------
Net loss:
    As reported                     $(28,786,604)  $(42,494,373)  $(14,590,049)
    Pro forma                        (30,128,120)   (43,141,051)   (14,730,789)
Basic and diluted loss per share:
    As reported                           $(2.81)        $(3.90)
    Pro forma                              (2.94)         (3.95)         (0.22)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Outstanding Warrants

At December 31,1999, the Company had issued 1,172,282 warrants to purchase common stock at a weighted average exercise price of $6.12.

5.   RESTRUCTURING AND OTHER CHARGES

During 1997, the Company implemented its change in business strategy from being a cellular activation agent to a nonfacilities-based cellular provider. In connection with the change in business strategy, the Company reviewed all assets associated with the agency business for possible impairment. Accordingly, the Company has recorded restructuring and other nonrecurring charges of $1,100,000 in the year ended December 31, 1997. This charge included a write-down of displays to estimated fair value, shutdown costs associated with the closing of its Interactive Display Technologies, Inc. subsidiary, and a write-off of a portion of agency receivables which has been deemed uncollectable.

During 1999, the Company conducted a review of certain long lived assets owned by the Company's wholly-owned subsidiary, U.S. Communications, Inc.(the "U.S. Communications Assets"). As a result of this review, based upon an independent third party valuation, the Company recorded a loss on the impairment of the U.S. Communications Assets in the amount of $1,711,923 (See Note 2).

6.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company and subsidiaries lease certain office space and telecommunications and office equipment under noncancellable operating leases. The operating lease expenses incurred by the Company and subsidiaries totaled $317,138 and $433,185 for the years ended December 31, 1997 and 1998, respectively. Due to the deconsolidation of Ameritel effective January 1, 1999, total operating lease expenses for 1999 of $156,600 were included in "Loss from investment in Ameritel" in the accompanying Consolidated Statements of Operations.

Employee Benefits

The Company does not provide postretirement or postemployment benefits to its employees, nor does the Company offer company-sponsored savings or pension plans.

Contract Termination and Litigation

In October 1997, the Company entered into an agreement with RadioShack to be the exclusive provider of analog cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area. Ameritel is party to the contract and is guaranteed by the Company. During the next 12 months, the Company experienced rapid growth and as a result, experienced negative operating cash flows. The Company was unable to obtain sufficient financing to fund the rapid growth and was unable to pay its principal vendors on a timely basis. In October 1998, the Company's contract with RadioShack, a division of Tandy Corporation, was terminated. RadioShack has demanded payments of claimed amounts due and advised the Company that because of purported defaults in agreements between the Company and RadioShack, the Cellular Service Agreement with RadioShack was terminated. As a result, the Company is no longer activating new subscribers referred by RadioShack. In an effort to collect part of amounts claimed as due, RadioShack has drawn down $2,500,000 against a Standby Letter-of-Credit provided for by the Company under the terms of the original Cellular Service Agreement dated October 30, 1997 (Note 3). In December 1998, Tandy initiated legal action against the Company. In its suit, Tandy claims to have suffered damages in the approximate amount of $11,200,000, plus late payment penalties, interest, and attorney's fees. The Company also filed a counterclaim for the monies it contends Tandy owes to it. This counterclaim alleged substantial set-offs to the suit in which the Company alleged that RadioShack breached their contract with the Company, unlawfully withheld customer funds and deposits, referred fraudulent applications to the Company, and as a result, the Company suffered substantial damages. In January 2000 both parties agreed to a mutual release of all claims against each other. However, the settlement has not yet been approved by the Bankruptcy Court.

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

Employee Contracts

During 1999, the Company entered into an employee contract with a senior executive for a term expiring 2005. The contract provides for annual salary ranging from $275,000 to $355,000. In addition, the employee is to receive incentives based on performance, a guaranteed bonus of $75,000 after the first year of employment and stock options dependent on certain conditions. The contract also includes a lump sum cash severance payment of $600,000 in the event the contract is terminated for certain reasons. The employee contract has been secured by a $300,000 letter-of-credit.

7.   INCOME TAXES

The Company has incurred net operating losses ("NOLs") for the last several years. As of December 31, 1998 and 1999, the Company had net operating loss carryforwards of $68,404,859 and $92,384,725, respectively, which expire at various times beginning in 2006. Due to the recurring operating losses, a valuation allowance has been provided against the entire amount of its net deferred tax assets. A portion of the net operating loss carryforwards is subject to substantial limitation due to the change of control in 1995. The effective income tax rate of 0.0% for the years ended December 31, 1997, 1998 and 1999 differs from the U.S. statutory rate due to the valuation allowance.

Components of deferred tax assets are as follows at December 31, 1998 and 1999:

                                                     1998               1999
                                                    ------             -------
Deferred tax assets:
    Accrued expenses                           $  1,428,570    $            0
    Net operating loss carryforwards             26,677,895        36,030,043
    Allowance for doubtful accounts               4,597,142         3,529,432
    Capitalized software costs                     (501,103)                0
                                                -----------       ------------
                                                 32,202,504        39,559,475
Valuation allowance                             (32,202,504)      (39,559,475)
                                                -----------       ------------
Deferred tax assets                            $          0     $           0
                                                ===========       ============


8.   SUBSEQUENT EVENTS

On April 7, 2000, a motion was filed by the United States Trustee for the Southern District of New York. This motion, which was originally to be heard on May 11, 2000 but which was adjourned until June 13, 2000, in the United Stated Bankruptcy Court, claims Ameritel's inability to reorganize constitutes cause for dismissal or conversion of the Chapter 11 case to a Chapter 7 case. The basis for the claim identified that Ameritel did not appear capable of generating enough funds to make a distribution to unsecured creditors; Ameritel's financial affairs were not consistent with Ameritel's early representations in the case regarding the possibility of reorganization; and Ameritel's inability to meet administrative obligations as they came due. Management of Ameritel refutes the filed claims and plans to defend their petition for reorganization. There has been no decision rendered to date in connection with the bankruptcy proceedings.

On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and the secured lender providing the Credit Facility to Ameritel. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, the secured lender agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court of the Southern District of New York. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, the secured lender received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, Tranche B, Inc. shall also transfer to the secured lender, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USCI, Inc.:


We have audited the accompanying balance sheet of Ameritel Communications, Inc. (a debtor-in-possession and a wholly-owned subsidiary of USCI, Inc.,) as of December 31, 1999 and the related statements of operations, stockholder's deficit, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameritel Communications, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court on October 29, 1999. The Chapter 11 filing was a result of the substantial losses sustained by the Company and the Company's inability to raise capital required to support its existing business. The Company has also violated certain restrictive covenants under certain letters of credit due to its reduced subscriber base, reduced revenue levels and net loss. These matters raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the approval and confirmation by the creditors and Bankruptcy Court of the aforementioned plan of reorganization, the success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 14, 2000 (except with respect to the second paragraph of Note 6, as to which the date is April 28, 2000.)

                         AMERITEL COMMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents -- $50,500 restricted                    $304,161
    Accounts receivable--trade, net of allowances of  $2,855,535      2,006,003
    Prepaid expenses and other                                           29,989
                                                                     ----------
              Total current assets                                    2,340,153
COMPUTER EQUIPMENT, net of accumulated depreciation of $4,296            15,664
OTHER ASSETS                                                             18,134
                                                                     ----------
              Total assets                                           $2,373,951
                                                                     ----------

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities Not Subject to Compromise:
   Current Liabilities:
      Accrued expenses                                                  138,561
      Accounts payable                                                  467,148
                                                                     ----------
            Total current liabilities                                   605,709

Liabilities Subject to Compromise (Note 3):                          54,216,585
                                                                     ----------
            Total liabilities                                        54,822,294
                                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDER'S DEFICIT:
   Common stock, no par value, 2,000 shares authorized and issued           100
   Accumulated deficit                                              (52,448,443)
                                                                     ----------
            Total stockholder's deficit                             (52,448,343)
                                                                     ----------
              Total liabilities and stockholder's deficit            $2,373,951
                                                                     ==========



       The accompanying notes are an integral part of this balance sheet.

                         AMERITEL COMMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999




REVENUES                                                            $15,360,812
                                                                    -----------
COST OF SALES                                                         7,847,964
                                                                    -----------
GROSS MARGIN                                                          7,512,848
SELLING, GENERAL, AND ADMINISTRATIVE                                 13,765,016
SUBSCRIBER ACQUISITION AND PROMOTIONAL COSTS                          1,617,913
REORGANIZATION ITEM                                                     395,164
                                                                    -----------
OPERATING LOSS                                                       (8,265,245)
                                                                    -----------
OTHER (EXPENSE) INCOME:
    Interest income                                                      10,163
    Interest expense                                                 (2,151,802)
                                                                    -----------
              Total other expense                                    (2,141,639)
                                                                    -----------
NET LOSS                                                           $(10,406,884)
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                         AMERITEL COMMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)

                       STATEMENT OF STOCKHOLDER'S DEFICIT

                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                    Common Stock      Accumulated
                                  Shares      Amount    Deficit        Total
                                 --------    -------- ------------    -------
BALANCE, December 31, 1998         2,000        100  (42,041,559)   (42,041,459)
   Net loss                                          (10,406,884)   (10,406,884)
                                  -------    ------  ------------- -------------
BALANCE, December 31, 1999         2,000       $100 $(52,448,443)  $(52,448,343)
                                  =======    ======  ============= =============


  The accompanying notes are an integral part of these consolidated statements.

                         AMERITEL COMMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(10,406,884)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        2,455
      Provision for losses on accounts receivable                                      6,460,375
      Reorganization item                                                                395,164
      Changes in operating assets and liabilities:
         Accounts receivable -- trade                                                   (251,896)
         Prepaid expenses and other                                                       37,172
         Commissions payable                                                              (2,375)
         Accounts payable and accrued expenses                                       (10,594,685)
         Promotional deposits and other liabilities                                      (80,492)
                                                                                    --------------
            Total adjustments                                                         (4,034,282)
                                                                                    --------------
            Net cash used in operating activities                                    (14,441,166)
                                                                                    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including capitalized and purchased software                    (12,595)
                                                                                    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds and draws from notes payable, long-term debt and Credit Facility          20,059,719
   Repayment of notes payable and Credit Facility                                     (5,705,733)
   Payments to Parent Company                                                           (366,577)
                                                                                    --------------
            Net cash provided by financing activities                                 13,987,409
                                                                                    --------------
NET DECREASE IN CASH                                                                    (466,352)
CASH AND CASH EQUIVALENTS, beginning of year                                             770,513
                                                                                    --------------
CASH AND CASH EQUIVALENTS, end of year                                              $    304,161
                                                                                    ==============
SUPPLEMENTAL INFORMATION:
   Interest paid                                                                    $  2,151,802
                                                                                    ==============


  The accompanying notes are an integral part of these consolidated statements.

                         AMERITEL COMMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)

                                DECEMBER 31, 1999

                          NOTES TO FINANCIAL STATEMENTS



1.   CHAPTER 11 REORGANIZATION PROCEEDINGS

Ameritel Communications, Inc.(the "Company"), is a wholly owned subsidiary of USCI, Inc. (the "Parent Company"). The Company is a reseller of cellular services to subscribers via reselling agreements with carriers. Effective October 1998, the Company ceased the active acquisition of new subscribers.

On October 29, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081) (the "Bankruptcy Court"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a Debtor-in-possession. These claims are reflected in the December 31, 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court for relief from the stay. Secured claims are secured by liens on substantially all of the Company's assets.

The Company's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the sale of its consumer accounts receivable and the related subscriber contracts. It is too early to determine the other elements of a proposed plan. However, when other elements are determined, they may result in additional reorganization charges, as well as impairment of certain assets included in these financial statements.

Entering a reorganization, although a significant event, does not ordinarily affect or change the application of accounting principles followed by a company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern in accordance with the AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code. Specifically, the financial statements do not present the amounts that will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting. All significant transactions and balances between the Company and the Parent Company and its other subsidiaries have been separately disclosed on the face of the financial statements.

Revenue Recognition

Revenues from subscriber sales are recorded for charges to customers for monthly access, cellular and paging airtime, roaming, and long distance, as such services are rendered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1999 was $50,500 of certificates of deposit restricted to cover letters of credit required as security by cellular carriers.

Computer Equipment

Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the computer equipment, which is 3 to 5 years.

Subscriber Acquisition and Promotional Costs

Subscriber acquisition costs and promotional costs include costs incurred to acquire subscribers, including commissions, discounts given to consumers for reduced airtime and other promotions, and advertising.

Reorganization Item

In accordance with SOP 90-7, and the reorganization of the Company under Chapter 11 of the U.S Bankruptcy Code, the Company wrote off certain deferred financing costs. The related expense of $395,164 has been included in the statement of operations as a reorganization item.

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

Significant Concentration of Credit Risk

Receivables from subscribers in one metropolitan area approximated 72% of total trade receivables as of December 31, 1999.

New Accounting Pronouncements

In February 1999, the Securities and Exchange Commission ("SEC") issued their Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin establishes the accounting and reporting standards requiring the Company to recognize revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantee period is expired.

The adoption of SAB No. 101, has not had a material effect on the financial statements, as the Company has ceased in the activation of new subscribers as of October 1998 and the related initial set-up fee charged.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The adoption of SFAS No. 137, which amended SFAS No. 133, is not expected to have a material impact on the Company's financial statements.

3.   LIABILITIES SUBJECT TO COMPROMISE

At December 31, 1999 "liabilities subject to compromise " was comprised of the following:

                                Item                         Amount
                           ---------------                 ----------
       Secured liabilities                                 $12,524,772
       Due to parent and affiliates                         21,856,306
       Unsecured priority claims                             1,337,225
       Unsecured nonpriority claims                         18,498,282
                Total Liabilities Subject to Compromise    $54,216,585


Secured Liabilities

Secured liabilities consists of amounts outstanding under a four-year $20,000,000 revolving credit and term loan facility (the "Credit Facility"). The Company has filed for reorganization under Chapter 11 of the U.S Bankruptcy Court, and as a result the term loan is no longer available to the Company. The Company has been limited to borrowing under the revolving credit facility, based on a cash collateral and extensions allowed by the U.S. Bankruptcy Court. The Credit Facility provided term loans up to $15,000,000, which amortized equally over a 30-month period, and revolving credit borrowings. Availability was based on a number of factors, including eligible account receivables and eligible cellular subscribers. Term loan borrowings bear interest at 10.25% and revolving credit borrowings bear interest at 9.25%. The Credit Facility was secured by substantially all assets of the Company and its Parent. At December 31, 1999, a total of $12,524,772, of which $11,424,107 was related to term loan borrowings and $1,100,665 related to revolving credit borrowings, has been classified as liabilities subject to compromise.

In connection with the credit facility discussed above, certain preferred shareholders of the Parent Company and other persons have entered into an agreement with the lender to make available to the Company up to $7,000,000 under an amendment to the Credit Facility (the "Amended Credit Facility") in a multiple draw-term loan for working capital under certain conditions. The Amended Credit Facility requires the Company to meet certain budgeted items, including revenues, accounts receivable collections, and number of subscribers.

The Company is in default in the performance of its obligations under the terms of the Credit Facility by failing to pay amounts due and payable thereby creating an over-advance and by failing to comply with other material obligations and financial covenants.

Unsecured Priority Claims

Unsecured priority claims consists of taxes and certain other debts owed to governmental units. A significant portion of these claims represent amounts owed to various government authorities for taxes.

Unsecured NonPriority Claims

Unsecured nonpriority claims consist of accounts payable, a note payable and other accrued expenses incurred in the normal course of business. The note payable is a $12,376,995 note payable to the Company's largest vendor, entered into April 1999. Under the terms of the original agreement the Company was to repay the balance in equal monthly payments through April 2003. Interest is payable monthly at 6%. Pursuant to the agreement, the Company is required to make current payments for its monthly airtime usage and to secure a standby letter of credit totaling $1,000,000. As of December 31, 1999 the Company had made only one payment to the vendor under the terms of the agreement.

4.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain office space and telecommunications and office equipment under noncancellable operating leases. At December 31, 1999, future minimum lease payments under noncancellable operating leases are as follows:

                             2000                            $       45,983
                             Thereafter
                                                             $            0
                                                                 -----------
                                                             $       45,983
                                                                 ===========

The expenses for operating leases were $156,600 for the year ended December 31, 1999.

Employee Benefits

The Company does not provide postretirement or postemployment benefits to its employees, nor does the Company offer company-sponsored savings or pension plans.

Contract Termination and Litigation

In October 1997, the Company entered into an agreement with RadioShack to be the exclusive provider of analog cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area. The Company is party to the contract and is guaranteed by the Parent and the Company. During the next 12 months, the Company experienced rapid growth and as a result, experienced negative operating cash flows. The Company was unable to obtain sufficient financing to fund the rapid growth and was unable to pay its principal vendors on a timely basis. In October 1998, the Company's contract with RadioShack, a division of Tandy Corporation was terminated. RadioShack has demanded payments of claimed amounts due and advised the Company that because of purported defaults in agreements between the Company and RadioShack, the Cellular Service Agreement with RadioShack was terminated. As a result, the Company is no longer activating new subscribers referred by RadioShack. In an effort to collect part of amounts claimed as due, RadioShack has drawn down $2,500,000 against a Standby Letter of Credit provided for by the Parent and the Company under the terms of the original Cellular Service Agreement dated October 30, 1997. In December 1998, Tandy initiated legal action against the Company and the Parent Company. In its suit, Tandy claims to have suffered damages in the approximate amount of $11,200,000, plus late payment penalties, interest, and attorney's fees. The Company and the Parent Company also filed a counterclaim for the monies it contends Tandy owes to it. This counterclaim alleged substantial offsets to the suit in which the Company alleged that RadioShack breached their contract with the Company, unlawfully withheld customer funds and deposits, referred fraudulent applications to the Company, and as a result, the Company suffered substantial damages. In January 2000, both parties agreed to a mutual release of all claims against each other. However, the settlement has not yet been approved by the Bankruptcy Court.

On October 30, 1997, the Parent and the Company entered into a letter-of-credit agreement (the "LOC Agreement") with an investment banking firm, pursuant to which the investment banking firm agreed to establish irrevocable standby letters of credit of up to $3,750,000 for the purpose of enabling the Company to satisfy its security obligations under certain client and carrier arrangements. The Company is a co-debtor of the letter of credit, which is currently held by the Parent. Under the LOC Agreement, the Parent was required to pledge shares of the Parent's common stock which, at that time, equaled 125% of the principal amount of each letter of credit to be issued.

To provide the shares of common stock required to be pledged as collateral under the LOC Agreement, the Parent entered into an agreement with certain of the Company's officers, directors, and other stockholders (the "Stockholders"), under which the Stockholders agreed to deposit with the Parent an aggregate of 545,045 shares of the Parent's common stock. As consideration for this agreement, the Parent agreed to issue to the Stockholders nonqualified options to purchase an aggregate of 54,505 shares of the Parent's common stock at $6 per share.

As consideration to the investment banking firm for providing the letter-of-credit financing, the Parent issued a five-year warrant to purchase up to 600,000 shares of the Parent's common stock at a purchase price of $6 per share.

In October 1998, two vendors of the Company requested and received $2,700,000 under the letter-of-credit. The investment bank has made a demand to repay the amounts paid under the letters of credit. The Parent and the Company has not repaid the amounts advanced under the letters of credit and the Parent and Company are in default under the terms of this agreement. In connection with the draw, the investment bank took control of the Parent's common stock held as collateral.

There is no assurance that the Company will be successful in defending or settling these lawsuits therefore the ultimate outcome of these matters cannot be determined at this time.

The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material effect on the financial position, liquidity or results of operations of the Company.

5.   INCOME TAXES

For each of the three years ended December 31, 1999, the Company's results were included in the federal and state income tax returns of the Parent. For purposes of these financial statements, the income tax provision has been determined on a basis as if the Company were a separate taxpayer. Due to the history of losses incurred by the Company, the net deferred tax asset resulting from temporary differences is not considered probable of realization and therefore is offset in all periods presented by a valuation allowance.

6.   SUBSEQUENT EVENT

On April 7, 2000, a motion was filed by the United States Trustee for the Southern District of New York. This motion, which was originally to be heard on May 11, 2000 but which was adjourned until June 13, 2000, in the United Stated Bankruptcy Court, claims the Company's inability to reorganize constitutes cause for dismissal or conversion of the Chapter 11 case to a Chapter 7 case. The basis for the claim identified that the Company did not appear capable of generating enough funds to make a distribution to unsecured creditors; the Company's financial affairs were not consistent with the Company's early representations in the case regarding the possibility of reorganization; and the Company's inability to meet administrative obligations as they came due. Management of the Company refutes the filed claims and plans to defend their petition for reorganization. There has been no decision rendered to date in connection with the bankruptcy proceedings.

On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and the secured lender providing the Credit Facility to the Company. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Parent. Under the terms of the agreement, the secured lender agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of the Company, including any and all security interests against the Company and guarantees against the Parent, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court of the Southern District of New York. In addition, the transaction included the release of all guarantees of that indebtedness by the Parent and its affiliates other than the Company. As consideration for the release and termination, the secured lender received 4,000,000 shares of common stock of the Parent. On the eighteenth month anniversary of the agreement date, Tranche B, Inc. shall also transfer to the secured lender, such additional shares of common stock of the Parent to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula.