Form 10-Q
period 2000-03-31
USCI INC
filed 2000-07-11
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-22282.

                                   USCI, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3702647
 -------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 5555 Triangle Parkway, Norcross, Georgia 30092
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (678) 268-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 31, 2000, 98,025,029 shares of $.0001 par value Common Stock were outstanding.

                                   USCI, INC.
                                  ------------

                                   FORM 10-Q

                                     INDEX

                                                                       Page No.
                                                                      ----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999....................   3

                  Condensed Consolidated Statements of Operations
                  and Accumulated Deficit for the Three months
                  ended March 31, 2000 and March 31, 1999.................   4

                  Condensed Consolidated Statements of Cash
                  Flows for the Three months ended March 31, 2000
                  and March 31, 1999......................................   5

                  Notes to Condensed Consolidated
                  Financial Statements....................................   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........   9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................  12

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................  12
         Item 2.  Changes in Securities...................................  13
         Item 6.  Exhibits and Reports on Form 8-K........................  13

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                   USCI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,            December 31,
                                                                     2000                  1999*
                                                                 -------------         --------------
ASSETS                                                            (unaudited)


CURRENT ASSETS:
  Cash and cash equivalents, including restricted
    cash of $300,000 in 2000 and 1999                              $323,129            $  300,000
  Prepaid expenses and other                                        172,754               691,017
                                                                   ---------           -----------
         Total current assets                                       495,883               991,017
                                                                   ---------           -----------
PROPERTY AND EQUIPMENT, net                                         162,686               155,000
OTHER ASSETS                                                          5,374                 6,474
                                                                   ---------           -----------
         Total Assets                                              $663,943            $1,152,491
                                                                   =========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Letter-of-credit advances                                      $2,491,982            $2,491,982
  Accounts payable and bank overdraft                             2,627,982             2,612,152
  Commissions payable                                               225,571               225,571
  Accrued expenses and other                                        414,324               319,520
                                                                  ---------           -----------
         Total current liabilities                                5,759,859             5,649,225
                                                                  ---------           -----------
         Total liabilities                                        5,759,859             5,649,225
                                                                  ---------           -----------

COMMITMENTS AND CONTINGENCIES

INVESTMENT IN AMERITEL                                           31,346,175           30,592,037

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,735 shares issued at
  March 31, 2000 and December 31, 1999                                   18                   18
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 94,025,029 and 93,975,029 shares issued
  at March 31, 2000 and December 31, 1999, respectively               9,403                9,398
Additional paid-in capital 66,151,246                            66,131,173
Accumulated deficit                                            (102,574,708)        (101,201,310)
Treasury stock, at cost, 5,500 shares                               (28,050)             (28,050)
                                                               -------------         ------------
         Total stockholders' deficit                           (36,442,091)          (35,088,771)
                                                               -------------         ------------
         Total liabilities and stockholders' deficit         $     663,943         $   1,152,491
                                                               =============         ============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                   Three Months Ended March 31,
                                                    2000                1999
                                                   ------              ------

OPERATING EXPENSES
  Selling, general and administrative             $613,660            $805,240
                                                 ----------          ----------
Total Operating Expenses                           613,660             805,240
                                                 ----------          ----------
OPERATING LOSS                                    (613,660)           (805,240)

OTHER(EXPENSE)INCOME
  Interest income                                    3,756                   8
  Loss from investment in Ameritel                (763,494)         (1,140,228)
                                                 ----------          ----------
Total other expense                               (759,738)         (1,140,220)
                                                 ----------          ----------
LOSS BEFORE INCOME TAXES                        (1,373,398)         (1,945,460)

Income Taxes                                             0                   0
                                                 ----------          ----------
NET LOSS                                        (1,373,398)         (1,945,460)
                                                 ==========          ==========
Preferred Dividends                                      0             271,469
Deficit at Beginning of Period                (101,201,310)        (86,261,368)
                                              -------------         -----------
Deficit at End of Period                     $(102,574,708)       $(88,478,297)
                                              =============         ===========
Basic and Diluted Net Loss per Share         $       (0.01)       $      (0.18)
                                              =============         ===========
Basic and Diluted Weighted
  Average Shares Outstanding                    94,000,029          12,006,828
                                              =============         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Three Months Ended March 31,
                                                2000                    1999
                                               ------                  ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $(1,373,398)          $(1,945,460)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                       0               361,062
   Loss from investment in subsidiary            763,494             1,140,228

Changes in operating assets and liabilities:
     Accounts receivable - other                       0                11,263
     Prepaid expenses and other assets           518,263               111,405
     Accounts payable and accrued expenses       122,456               341,259
                                              -----------           -----------
      Total adjustments                        1,404,213             1,965,217
                                              -----------           -----------
      Net cash provided by
           operating activities                   30,815                19,757
                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (7,686)                     0
                                              -----------           -----------
   Net cash used in
       investing activities                      (7,686)                     0
                                              -----------           -----------
NET INCREASE IN CASH                             23,129                 19,757

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                          300,000                (15,755)
                                              -----------           -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                              $ 323,129            $     4,002
                                              ===========           ===========

INTEREST PAID DURING THE PERIOD               $       0            $   277,768
                                              ===========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999, and effectively the Company no longer exercises control over this subsidiary. Investments in nonconsolidated affiliates (wholly owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, due to Ameritel's filing for reorganization under Chapter 11 in October 1999, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999. As a result, the March 31, 1999 financial information has been retroactively restated.

Note 2:  CREDIT FACILITY/ REORGANIZATION UNDER BANKRUPTCY PROCEEDINGS

On April 14, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel") entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. The participants in the Foothill facility made an aggregate of $7 million available as term loans. Although the limit of the credit facility was reduced from $20 million to $17.5 million, the $7 million allocated for term loans was available for working capital upon certain conditions. The $10.5 million limit was structured as part revolver, part term loan and part letter of credit. Also, there were approximately $1 million in standby letters of credit outstanding under the line. The Company guaranteed payment of amounts due under the above Agreement.

On October 29, 1999, (the "filing date"), Ameritel, filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All claims against Ameritel in existence prior to the filing date are subject to payment only when and as provided for by an order of the Bankruptcy Court.

Ameritel's reorganization plan, has not been completed and is subject to approval by the Bankruptcy Court. It is too early to determine the elements of a proposed plan. However, when the elements are determined, they may result in additional restructuring charges, as well as the impairment of certain assets. The plan is expected to have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan, the Company is unable to predict the potential financial impact of this matter.

On April 7, 2000, the United States Trustee for the Southern District of New York filed a motion. This motion, originally to be heard on May 11, 2000 and has been adjourned until September 5, 2000, in the United Stated Bankruptcy Court, claims Ameritel's inability to reorganize constitutes cause for dismissal or conversion of the Chapter 11 case to a Chapter 7 case. The basis for the claim identified that Ameritel did not appear capable of generating enough funds to make a distribution to unsecured creditors; Ameritel's financial affairs were not consistent with Ameritel's early representations in the case regarding the possibility of reorganization; and Ameritel's inability to meet administrative obligations as they came due. Management of Ameritel refutes the U.S. Trustee filed claims and plans to file a plan of reorganization before the September 5, 2000 adjourned date.

On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court of the Southern District of New York. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, Foothill received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, Tranche B, Inc. shall also transfer to Foothill, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula.

The Company believes that amounts available from operating cash flows and funds available from its cash collateral financing, expiring on August 25, 2000 will not be sufficient to meet its expected operating needs through the end of 2000. Ameritel will seek an extension of the current cash collateral financing and restructuring of certain debt. Ameritel does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

Failure to obtain such financing or restructure its debt may compel the Company and all of its subsidiaries to seek protection under the federal bankruptcy statutes or otherwise cease operating and wind up its business affairs.

The financial statements as of and for the period ended March 31,2000 do not include any effect of the bankruptcy, which was filed on October 29, 1999, or the proposed reorganization plan.

Note 3: INVESTMENT IN AMERITEL

Summarized financial information of Ameritel as March 31, 2000 and December 31, 1999 and for the Three Months Ended March 31, 2000 and 1999 were as follows:

         As of:                                  March 31, 2000   December 31,1999
                                                 --------------   ----------------

         Total assets                          $  2,115,677           $ 2,373,951
         Total liabilities 55,327,514            54,822,294
         Stockholder's deficit                  (53,211,837)          (52,448,343)

         For the Three Months Ended March 31,       2000                  1999
                                                   ------                ------
         Revenues          $ 1,686,078           $5,797,402
         Costs                                      724,306             3,001,272
         Interest expense  359,192                  846,869
         Loss before income taxes                  (763,494)           (1,140,228)

Total liabilities include intercompany payables to USCI, Inc. of $21,865,662 and $21,856,306 at March 31, 2000 and December 31, 1999, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 1999 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel. No adjustments have been made to this Investment in Ameritel to reflect the impact that would result if any adjustments of Ameritel's assets or liabilities are made as part of its Chapter 11 reorganization case. Therefore, this Investment in Ameritel does not purport to represent the net liability of USCI in connection with the Bankruptcy proceedings.

Note 4:  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.

Bankruptcy of Ameritel

     During 1999, Ameritel Communications, Inc., our primary operating subsidiary, substantially downsized its operations, restructured certain loan provisions, converted certain preferred stock into common stock and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, operations of Ameritel have been presented under the equity method and are not included in the consolidated financial statements of USCI. 1999 results have been restated to account for Ameritel under the equity method.

Alteration of Operating Strategy

     In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in commencing IP Telephony marketing activities, growing revenues or operating profitably

Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. With the restatement of the 1999 period operating results to reflect the use of the equity method to account for Ameritel, we reported no operating revenues during the three months ended March 31, 2000 or 1999. We expect that operating revenues from the commencement of IP Telephony operations will begin during the second half of 2000. There is no assurance that we will be successful in entering the IP Telephony market or that we will ever realize revenues from IP Telephony.

     Selling, general and administrative expenses ("SG&A"). SG&A for the 2000 Quarter aggregated $613,660 as compared to $805,240 for the 1999 Quarter. Consulting fees increased approximately $300,000 in the 2000 Quarter due to an amortization of the value of shares granted to a consultant under a consulting contract that began in May, 1999. Depreciation expense decreased by approximately $360,000 in the 2000 Quarter due to a write down of certain long lived assets in 1999. Professional and other fees decreased by approximately $160,000 in the 2000 Quarter due to a reduced need for restructuring and general legal counsel during the 2000 Quarter. As a result of accounting for Ameritel under the equity method, subscriber acquisition and promotional costs were $0 during both the 2000 Quarter and the 1999 Quarter.

     Interest Income. Interest income aggregated $3,756 in the 2000 Quarter and $8 in the 1999 Quarter.

     Loss from Investment in Ameritel. Loss from investment in Ameritel for the 2000 Quarter aggregated $763,494 as compared to $1,140,228 for the 1999 Quarter. Revenues for the 2000 Quarter were approximately $1,700,000 as compared to approximately $5,800,000 for the 1999 Quarter attributable to a net decline in our subscriber base. Cost of subscriber services also reduced from approximately $3,000,000 in the 1999 Quarter to approximately $725,000 in the 2000 Quarter. Gross margin was approximately $960,000, or 57%, in the 2000 Quarter compared to approximately $2,800,000, or 48%, in the 1999 Quarter. The increase in the gross margin percentage is attributable to better wholesale rates experienced in areas currently serviced by Ameritel. Selling, general and administrative expenses aggregated approximately $3,900,000 in the 1999 Quarter compared to approximately $1,800,000 in the 2000 Quarter, a reduction of approximately $2,100,000. Payroll and related expense decreased by approximately $350,000, facilities expense decreased by approximately $120,000, billing services decreased by approximately $340,000, bad debt decreased by approximately $240,000, and subscriber acquisition and promotional costs decreased by approximately $560,000 in the 2000 Quarter; all of these reductions are due to reduced activity and lower subscriber levels throughout the 2000 Quarter.

     Interest Expense. Interest expense decreased by approximately $500,000 in the 2000 Quarter primarily due to the cessation of interest accruing on a vendor note payable in late 1999.

     We incurred net losses of $1,373,398 and $1,945,460 for the 2000 Quarter and the 1999 Quarter, respectively.

Liquidity and Capital Resources

     Working capital deficiency at March 31, 2000 was $5,463,976 compared to $4,658,208 at December 31, 1999. Ameritel had a working capital deficiency of $31,133,013 and $30,625,835 at March 31, 2000 and December 31, 1999,
respectively excluding amounts due to USCI and affiliates. Cash and cash equivalents at March 31, 2000 totaled $323,129 compared to $300,000 at December 31, 1999 (of which $300,000 was restricted at March 31, 2000 and December 31, 1999 respectively). Ameritel had a cash balance of $158,724 at March 31, 2000 and $304,161 at December 31, 1999 (of which $50,500 was restricted at March 31, 2000 and December 31, 1999, respectively). The increase in working capital deficiency is primarily due to losses suffered in the 2000 Quarter. We expect to continue to experience monthly losses and negative cash flow from operations for the foreseeable future.

     We continue to operate at a loss and have limited capital resources. Our subsidiary, Ameritel, continues to operate as a debtor-in-possession, under the jurisdiction of the United States Bankruptcy Court for the Southern District of New York.

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

     Pursuant to the terms of an agreement between Foothill Capital and Tranche B, Inc., which is controlled by our preferred shareholders, we issued a total of 4,000,000 shares of common stock to Foothill Capital as partial consideration for the release of guarantees of Ameritel debt by USCI and its subsidiaries, other than Ameritel. Pursuant to that same agreement, Foothill assigned its secured debt from USCI to Tranche B, Inc.

     Our operations continue to be dependent upon operating cash flow and funding pursuant to a credit facility originally provided by Foothill Capital Corporation and, in April 2000, assumed by Tranche B, Inc. At July 1, 2000, approximately $13 million had been advanced under our credit facility. The term credit facility is due in June 2002. There is no assurance that we will be able to pay the credit facility when it comes due or that the credit facility will be adequate to meet our capital needs for the next 12 months. The amounts available from operating cash flows and funds available from our credit facility with Tranche B pursuant to its acquisition of the position of Foothill will not be sufficient to meet our expected operating needs through the end of 2000. We are seeking an expansion of the current cash collateral financing and restructuring of certain debt. We do not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

     As of July 1, 2000, lawsuits aggregating approximately $3.2 million had been filed against the Company and its wholly-owned subsidiaries, Ameritel Communications, Inc. ("Ameritel"), U.S. Communications, Inc. ("U.S. Communications") and Wireless Communications Centers, Inc. ("WCCI"). Lawsuits aggregating approximately $600,000 have been reduced to judgment. If the Company does not obtain the funding necessary to pay legal fees to defend these lawsuits, or reach satisfactory settlements of these lawsuits, of which there is no assurance, additional judgments will be filed against the Company and its subsidiaries, which may require the Company and its remaining subsidiaries to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs.

     The pending lawsuits at July 1, 2000 reflects the settlement in June 2000 of the Company's cause of action with Tandy Corporation which was dismissed pursuant to the terms of a Settlement Agreement and Mutual Release Agreement which was approved by the United States Bankruptcy Court for the Southern District of New York. Pursuant to that settlement, the Company agreed to issue 500,000 shares of common stock to the creditors' committee in the bankruptcy proceeding.

     Ameritel's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the sale of its consumer accounts receivable and the related subscriber contracts. It is too early to determine other elements of a proposed plan. However, when other elements are determined, they may result in additional restructuring charges, as well as the impairment of certain assets. The plan will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan, the Company is unable to predict the potential financial impact of this matter.

     The financial statements as of and for the three months ended March 31, 2000 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed reorganization plan.

     There is no assurance that we will be able to effect a sale of the Ameritel Assets on a timely basis or that we will be able to use cash collateral as scheduled for in a Bankruptcy approved budget, obtain an extension or expansion of the cash collateral order, obtain Debtor in Possession ("DIP") financing or restructure certain debt. In the event that we are not successful in obtaining the aforementioned financing, sale of the Ameritel Assets, or debt restructuring, we may be required to convert the Ameritel Chapter 11 filing to a liquidation under Chapter 7 of the U.S. Bankruptcy Code or move for a dismissal of the case, and the Company and all of its subsidiaries may also be required to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     As reported in the Company's Form 10-K for the year ended December 31, 1999, on June 15, 2000, the Company's cause of action with Tandy Corporation was dismissed pursuant to the terms of a Settlement Agreement and Mutual Release Agreement which was approved by the United States Bankruptcy Court for the Southern District of New York. Pursuant to that settlement, the Company agreed to issue 500,000 shares of common stock to the creditors' committee in the bankruptcy proceeding.

     The Company's wholly-owned subsidiary, Ameritel, continues to operate as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As noted in our Form 10-K, as of May 15, 2000, we had settled or agreed in principal to settle all claims of secured creditors of Ameritel with those claims being, or to be, released, assigned to "friendly" parties and/or converted into equity in the Company. Ameritel's reorganization plan with respect to claims of unsecured creditors has not been completed and will be subject to approval by the Bankruptcy Court.

     On April 7, 2000, the United States Trustee for the Southern District of New York filed a motion. This motion, originally to be heard on May 11, 2000 and has been adjourned until September 5, 2000, in the United Stated Bankruptcy Court, claims Ameritel's inability to reorganize constitutes cause for dismissal or conversion of the Chapter 11 case to a Chapter 7 case. The basis for the claim identified that Ameritel did not appear capable of generating enough funds to make a distribution to unsecured creditors; Ameritel's financial affairs were not consistent with Ameritel's early representations in the case regarding the possibility of reorganization; and Ameritel's inability to meet administrative obligations as they came due. Management of Ameritel refutes the U.S. Trustee filed claims and plans to file a plan of reorganization before the September 5, 2000 adjourned date.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2000, the Company issued a total of 4,000,000 shares of common stock to a accredited investor, Foothill Capital Corporation, as partial consideration for the release of guarantees of Ameritel debt by the Company and its subsidiaries, other than Ameritel. The issuance of the shares was made pursuant to the exemption set out in Section 4(2) of the Securities Act of 1933. The issuance was made without general advertising or general solicitation pursuant to a privately negotiated transaction with a single accredited investor. The certificate evidencing the shares bears a restrictive legend. No commissions were paid in connection with the issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                          USCI, INC.


                                          By: /s/ Lee Feist
                                             -----------------------------------
                                             Lee Feist, Chief Executive Officer;
                                             Principal Executive Officer
                                             and Principal Financial and
                                             Accounting Officer

Date: July 10, 2000