Form 10-Q
period 2000-06-30
USCI INC
filed 2000-08-18
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-22282.

                                   USCI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3702647
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 5555 Triangle Parkway, Norcross, Georgia 30092
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (678) 268-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000, 98,025,028 shares of $.0001 par value Common Stock were outstanding.

                                   USCI, INC.

                                    FORM 10-Q

                                      INDEX
                                                                       Page No.
                                                                      ----------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999........................3

                  Condensed Consolidated Statements of Operations
                  and Accumulated Deficit for the Three months
                  ended June 30, 2000 and 1999...............................4

                  Condensed Consolidated Statements of Operations
                  And Accumulated Deficit for the Six months
                  ended June 30, 2000 and 1999...............................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Six months ended June 30, 2000
                  and 1999...................................................6

                  Notes to Condensed Consolidated Financial Statements.......7

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations....10

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk......................................13

PART II           OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K.................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   USCI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,         December 31,
                                                                      2000                1999
                                                                   -----------       --------------
ASSETS:                                                            (unaudited)

CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $300,000 in 2000 and 1999                              $ 314,615         $  300,000
  Prepaid expenses and other                                             750            691,017
                                                                  -----------       ------------
         Total current assets                                        315,365            991,017
                                                                  -----------       ------------
PROPERTY AND EQUIPMENT, net                                          162,675            155,000
OTHER ASSETS                                                           6,474              6,474
                                                                  -----------       ------------
         Total Assets                                              $ 484,514         $1,152,491
                                                                  ===========       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
  Letter-of-credit advances                                       $2,491,982         $2,491,982
  Accounts payable and bank overdraft                              2,656,831          2,612,152
  Commissions payable                                                225,571            225,571
  Accrued expenses and other                                         514,029            319,520
                                                                  -----------       ------------
         Total current liabilities                                 5,888,413          5,649,225
                                                                  -----------       ------------
         Total liabilities                                         5,888,413          5,649,225
                                                                  -----------       ------------
COMMITMENTS AND CONTINGENCIES

INVESTMENT IN AMERITEL                                            31,713,254         30,592,037

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,735 shares issued at
  June 30, 2000 and December 31, 1999                                     18                 18
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 98,025,028 and 93,975,029 shares issued
  at June 30, 2000 and December 31, 1999, respectively                 9,803              9,398
Additional paid-in capital                                        66,150,846         66,131,173
Accumulated deficit                                             (103,249,770)      (101,201,310)
Treasury stock, at cost, 5,500 shares                                (28,050)           (28,050)
                                                                 -----------       ------------
         Total stockholders' deficit                             (37,117,153)       (35,088,771)
                                                                 -----------       ------------
         Total liabilities and stockholders' deficit          $      484,514      $   1,152,491
                                                                 ===========       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                 Three Months Ended June 30,
                                                 2000                 1999
                                                ------               -------

OPERATING EXPENSES
  Selling, general and administrative         $ 311,860             $ 836,987
                                              ----------            ----------
Total Operating Expenses                        311,860               836,987
                                              ----------            ----------
OPERATING LOSS                                 (311,860)             (836,987)

OTHER(EXPENSE)INCOME
  Interest income                                 3,877                     0
  Loss from investment in Ameritel             (367,079)             (525,919)
                                              ----------            ----------
Total other expense                            (363,202)             (525,919)
                                              ----------            ----------

LOSS BEFORE INCOME TAXES                       (675,062)           (1,362,906)

Income Taxes                                          0                     0
                                              ----------            ----------
NET LOSS                                       (675,062)           (1,362,906)
                                              ----------            ----------
Preferred Dividends                                   0                78,424
Deficit at Beginning of Period             (102,574,708)          (88,478,297)
                                            ------------           -----------
Deficit at End of Period                  $(103,249,770)         $(89,919,627)
                                            ============           ===========
Basic and Diluted Net Loss per Share      $       (0.01)         $      (0.02)
                                            ============           ===========
Basic and Diluted Weighted
  Average Shares Outstanding                 96,222,830            69,949,908
                                            ============           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                    Six Months Ended June 30,
                                                      2000            1999
                                                    --------        ---------

OPERATING EXPENSES
  Selling, general and administrative              $ 925,520      $1,642,227
                                                   ----------     -----------
Total Operating Expenses                             925,520       1,642,227
                                                   ----------     -----------
OPERATING LOSS                                      (925,520)     (1,642,227)

OTHER(EXPENSE)INCOME
  Interest income                                      7,633               8
  Loss from investment in Ameritel                (1,130,573)     (1,666,147)
                                                   ----------     -----------
Total other expense                               (1,122,940)     (1,666,139)
                                                   ----------     -----------
LOSS BEFORE INCOME TAXES                          (2,048,460)     (3,308,366)

Income Taxes                                               0               0
                                                   ----------     -----------
NET LOSS                                          (2,048,460)     (3,308,366)
                                                   ----------     -----------
Preferred Dividends                                        0         349,893
Deficit at Beginning of Period                  (101,201,310)    (86,261,368)
                                                 -----------      -----------
Deficit at End of Period                       $(103,249,770)   $(89,919,627)
                                                 ===========      ===========
Basic and Diluted Net Loss per Share           $       (0.02)   $      (0.09)
                                                 ===========      ===========
Basic and Diluted Weighted
  Average Shares Outstanding                      95,107,632      41,138,432
                                                 ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Six Months Ended June 30,
                                                 2000                  1999
                                               --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $(2,048,460)          $(3,308,366)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                       0               722,124
   Loss from investment in subsidiary          1,130,573             1,666,147
Changes in operating assets and liabilities:
     Accounts receivable - other                       0                11,263
     Prepaid expenses and other assets           690,267             1,058,206
     Accounts payable and accrued expenses       249,910              (139,223)
                                             ------------           ------------
      Total adjustments                        2,070,750             3,318,517
                                             ------------           ------------
      Net cash provided by
           operating activities                   22,290                10,151
                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (7,675)                    0
                                             ------------           ------------
   Net cash used in
       investing activities                       (7,675)                    0
                                             ------------           ------------
NET INCREASE IN CASH                              14,615                10,151

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                           300,000               (15,755)
                                             ------------           ------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                 $ 4,002            $   (5,604)
                                             ============           ============

INTEREST PAID DURING THE PERIOD                  $     0            $  277,768
                                             ============           ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999, and effectively the Company no longer exercises control over this subsidiary. Investments in nonconsolidated affiliates (wholly owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, due to Ameritel's filing for reorganization under Chapter 11 in October 1999, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999. As a result, the June 30, 1999 financial information has been retroactively restated.

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

The financial statements as of and for the period ended June 30, 2000 do not include any effect of the bankruptcy, which was filed on October 29, 1999, or the proposed reorganization plan.

Note 3: INVESTMENT IN AMERITEL

Summarized financial information of Ameritel as June 30, 2000 and December 31, 1999 and for the Six Months Ended June 30, 2000 and 1999 were as follows:

         As of:                               June 30, 2000    December 31,1999
                                             ---------------  ------------------

         Total assets                        $  2,022,940         $ 2,373,951
         Total liabilities                     55,601,856          54,822,294
         Stockholder's deficit                (53,578,916)        (52,448,343)

         For the Six Months Ended June 30,        2000               1999
                                                --------           --------

         Revenues                             $ 3,057,421          $9,923,425
         Costs                                  3,703,998          10,318,270
         Interest expense                         483,996           1,271,302
         Loss before income taxes              (1,130,573)         (1,666,147)

Total liabilities include intercompany payables to USCI, Inc. of $21,846,950 and $21,856,306 at June 30, 2000 and December 31, 1999, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 1999 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel. No adjustments have been made to this Investment in Ameritel to reflect the impact that would result if any adjustments of Ameritel's assets or liabilities are made as part of its Chapter 11 reorganization case. Therefore, this Investment in Ameritel does not purport to represent the net liability of USCI in connection with the Bankruptcy proceedings.

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

Alteration of Operating Strategy

     In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. In the first quarter 2000, our wholly owned subsidiary, Americom Inc.com, entered into a marketing distribution agreement with Net2Phone, Inc. to market their IP telephony products and services to and through their specific mass market channels While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in our IP Telephony marketing activities, growing revenues or operating profitably

Results of Operations

     Revenues. With the restatement of the 1999 period operating results to reflect the use of the equity method to account for Ameritel, we reported no operating revenues during the three and six months ended June 30, 2000 and 1999. We expect that operating revenues from the commencement of IP Telephony operations will begin during the second half of 2000. There is no assurance that we will be successful in entering the IP Telephony market or that we will ever realize revenues from IP Telephony.

     Selling, general and administrative expenses ("SG&A"). SG&A for the three and six months ended June 30, 2000 amounted to $311,860 and $925,520 respectively, compared to $836,987 and $1,642,227 respectively for the three and six months ended June 30, 1999. The primary reason for the decrease in SG & A expenses for the three and six months ended June 30, 2000 was a result of a write down of certain long lived assets during the first six months of 1999. The decrease in depreciation expense was approximately $722,000.

     Interest Income. Interest income for the six months ending June 30, 2000 and 1999 aggregated $7,633 and $8 respectively.

     Loss from Investment in Ameritel. The losses from the investment in Ameritel for the three and six months ended June 30, 2000 were $367,079 and $1,130,573 respectively compared to $525,919 and $1,666,147 for the same periods in 1999. Revenues for the three months and six months ended June 30, 2000 were approximately $1,357,000 and $3,057,000 respectively compared to approximately $4,100,000 and $9,900,000 for the corresponding periods in 1999, attributable to a continued deterioration in the subscriber base. Cost of subscriber services also continued to decrease to approximately $594,000 and $1,319,000 for the three and six months ended June 30, 2000 compared to approximately $1,700,000 and $4,700,000 for the same periods during 1999. Operating expenses also continued to decline as a result of the deterioration of the subscriber base to approximately $673,000 and $2,063,000 for the three and six months ended June 30, 2000 compared to approximately $2,500,000 and $5,600,000 for the corresponding periods in 1999. Payroll and related personnel costs decreased to $1,283,000 for the six months ended June 30, 2000 as compared to $2,228,000 for the same period in 1999. Also, billing services costs decreased to $284,000 for the first six months ended June 30, 2000 as compared to $806,000 for the comparable time period in 1999. Ameritel's interest expense decreased by approximately $787,000 for the six month period ended June 30, 2000 primarily due to the cessation of interest accruing on a vendor note payable in late 1999.

Liquidity and Capital Resources

     Working capital deficiency at June 30, 2000 was $5,573,048 compared to $4,658,208 at December 31, 1999. Ameritel had a working capital deficiency of $31,870,359 and $30,625,835 at June 30, 2000 and December 31, 1999, respectively excluding amounts due to USCI and affiliates. Cash and cash equivalents at June 30, 2000 totaled $314,615 compared to $300,000 at December 31, 1999 (of which $300,000 was restricted at June 30, 2000 and December 31, 1999 respectively). Ameritel had a cash balance of $195,517 at June 30, 2000 compared to $304,161 at December 31, 1999 (of which $50,500 was restricted at June 30, 2000 and December 31, 1999, respectively). The increase in the working capital deficiency is primarily due to losses suffered during the first six months of 2000. We expect to continue to experience monthly losses and negative cash flow from operations for the foreseeable future.

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

     The financial statements as of and for the six months ended June 30, 2000 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed reorganization plan.

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

                                           USCI, INC.


                                           By: /s/ Lee Feist
                                              -------------------------------
                                           Lee Feist, Chief Executive Officer;
                                           Principal Executive Officer
                                           and Principal Financial and
                                           Accounting Officer

Date: August 18, 2000