Form 10-Q
period 2000-09-30
USCI INC
filed 2000-11-20
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-22282.

                                   USCI, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3702647
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 5555 Triangle Parkway, Norcross, Georgia 30092
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (678) 268-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2000, 98,025,028 shares of $.0001 par value Common Stock were outstanding.

                                   USCI, INC.

                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
                                                                      ----------
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of
        September 30, 2000 and December 31, 1999............................3

        Condensed Consolidated Statements of Operations
        and Accumulated Deficit for the Three months
        ended September 30, 2000 and 1999...................................4

        Condensed Consolidated Statements of Operations
        And Accumulated Deficit for the Nine months
        ended September 30, 2000 and 1999...................................5

        Condensed Consolidated Statements of Cash
        Flows for the Nine months ended September 30, 2000
        and 1999............................................................6

        Notes to Condensed Consolidated Financial Statements................7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............10

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk...............................................14

PART II OTHER INFORMATION

         Item 2  Changes in Securities and Use of Proceeds.................14
         Item 6  Exhibits and Reports on Form 8-K..........................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   USCI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,      December 31,
                                                                   2000              199
ASSETS:                                                         (unaudited)
                                                               --------------     ------------

CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $300,000 in 2000 and 1999                           $ 305,919          $  300,000
  Prepaid expenses and other                                          750             691,017
                                                                ----------         -----------
         Total current assets                                     306,669             991,017
                                                                ----------         -----------
PROPERTY AND EQUIPMENT, net                                       162,685             155,000
OTHER ASSETS                                                        6,474               6,474
                                                                ----------         -----------
         Total Assets                                           $ 475,828          $1,152,491
                                                                ==========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
  Letter-of-credit advances                                    $2,491,982          $2,491,982
  Accounts payable and bank overdraft                           2,723,356           2,612,152
  Commissions payable                                             225,581             225,571
  Accrued expenses and other                                      562,982             319,520
                                                                ----------         -----------
         Total current liabilities                              6,003,901           5,649,225
                                                                ----------         -----------
         Total liabilities                                      6,003,901           5,649,225
                                                                ----------         -----------
COMMITMENTS AND CONTINGENCIES

INVESTMENT IN AMERITEL                                         32,150,974          30,592,037

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,735 shares issued at
  September 30, 2000 and December 31, 1999                             18                  18
Common stock, $.0001 par value; 100,000,000 shares
  authorized; 98,025,028 and 93,975,029 shares issued
  at September 30, 2000 and December 31, 1999, respectively         9,803               9,398
Additional paid-in capital                                     66,150,846          66,131,173
Accumulated deficit                                          (103,811,664)       (101,201,310)
Treasury stock, at cost, 5,500 shares                             (28,050)            (28,050)
                                                                ----------         -----------
         Total stockholders' deficit                          (37,679,047)        (35,088,771)
                                                              ------------         -----------
         Total liabilities and stockholders' deficit       $      475,828       $   1,152,491
                                                              ============         ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements
                                       3

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                              Three Months Ended September 30,
                                             -----------------------------------
                                                2000                    1999
                                              ---------               ---------

OPERATING EXPENSES
  Selling, general and administrative         $ 128,057          $ 2,625,065
                                              ----------          -----------
Total Operating Expenses                        128,057            2,625,065
                                              ----------          -----------
OPERATING LOSS                                 (128,057)          (2,625,065)

OTHER(EXPENSE)INCOME
  Interest income                                 3,883                    0
  Loss from investment in Ameritel             (437,720)          (1,345,762)
                                              ----------          -----------
Total other expense                            (433,837)          (1,345,762)
                                              ----------          -----------
LOSS BEFORE INCOME TAXES                       (561,894)          (3,970,827)

Income Taxes                                          0                    0
                                              ----------          -----------
NET LOSS                                       (561,894)          (3,970,827)
                                              ----------          -----------
Preferred Dividends                                   0                    0
Deficit at Beginning of Period             (103,249,770)         (89,919,627)
                                            ------------          -----------
Deficit at End of Period                  $(103,811,664)        $(93,890,454)
                                            ============          ===========
Basic and Diluted Net Loss per Share         $    (0.01)         $     (0.04)
                                            ============          ===========
Basic and Diluted Weighted
  Average Shares Outstanding                 98,025,028           92,826,873
                                            ============          ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                 2000                     1999
                                               --------                ---------

OPERATING EXPENSES
  Selling, general and administrative        $ 1,053,577             $4,267,292
                                              -----------            -----------
Total Operating Expenses                       1,053,577              4,267,292
                                              -----------            -----------
OPERATING LOSS                                (1,053,577)            (4,267,292)

OTHER(EXPENSE)INCOME
  Interest income                                 11,516                      8
  Loss from investment in Ameritel            (1,568,293)            (3,011,901)
                                              -----------            -----------
Total other expense                           (1,556,777)            (3,011,901)
                                              -----------            -----------
LOSS BEFORE INCOME TAXES                      (2,610,354)            (7,297,193)

Icome Taxes                                           0                       0
                                              -----------            -----------
NET LOSS                                      (2,610,354)            (7,297,193)
                                              -----------            -----------
Preferred Dividends                                    0                349,893
Deficit at Beginning of Period              (101,201,310)           (86,261,368)
                                             ------------            -----------
Deficit at End of Period                   $(103,811,664)          $(93,890,454)
                                             ============            ===========
Basic and Diluted Net Loss per Share          $    (0.03)           $     (0.13)
                                             ============            ===========
Basic and Diluted Weighted
  Average Shares Outstanding                  96,382,821             58,557,247
                                             ============            ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                 2000                 1999
                                                ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $(2,610,354)        $(7,279,173)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                       0             969,639
   Loss due to asset impairment                        0           1,711,923
   Loss from investment in subsidiary          1,568,293           3,011,909
Changes in operating assets and liabilities:
     Accounts receivable - other                       0              11,263
     Prepaid expenses and other assets           690,267           1,685,674
     Accounts payable and accrued expenses       365,398             198,022
                                              -----------         -----------
      Total adjustments                        2,623,958           7,588,430
                                              -----------         -----------
      Net cash provided by
           operating activities                   13,604             309,257
                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (7,685)                  0
                                              -----------         -----------
   Net cash used in
       investing activities                       (7,685)                  0
                                              -----------         -----------
NET INCREASE (DECREASE) IN CASH                    5,919             309,257

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                           300,000             (15,755)
                                              -----------         -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                               $ 305,919         $   293,502
                                              ===========         ===========

INTEREST PAID DURING THE PERIOD                $      0          $         0
                                              ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 1: BASIS OF PRESENTATION

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999, and effectively the Company no longer exercises control over this subsidiary. Investments in nonconsolidated affiliates (wholly owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, due to Ameritel's filing for reorganization under Chapter 11 in October 1999, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999. As a result, the September 30, 1999 financial information has been retroactively restated.

Note 2: CREDIT FACILITY/REORGANIZATION UNDER BANKRUPTCY PROCEEDINGS

On April 14, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel") entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") in which the original Loan and Security Agreement entered into on September 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. The participants in the Foothill facility made an aggregate of $7 million available as term loans. Although the limit of the credit facility was reduced from $20 million to $17.5 million, the $7 million allocated for term loans was available for working capital upon certain conditions. The $10.5 million limit was structured as part revolver, part term loan and part letter of credit. Also, there were approximately $1 million in standby letters of credit outstanding under the line. The Company guaranteed payment of amounts due under the above Agreement.

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

On April 7, 2000, the United States Trustee for the Southern District of New York filed a motion. This motion, originally to be heard on May 11, 2000 and has been adjourned until December 11, 2000, in the United Stated Bankruptcy Court, claims Ameritel's inability to reorganize constitutes cause for dismissal or conversion of the Chapter 11 case to a Chapter 7 case. The basis for the claim identified that Ameritel did not appear capable of generating enough funds to make a distribution to unsecured creditors; Ameritel's financial affairs were not consistent with Ameritel's early representations in the case regarding the possibility of reorganization; and Ameritel's inability to meet administrative obligations as they came due. Management of Ameritel refutes the U.S. Trustee filed claims and plans to file a plan of reorganization before the December 11, 2000 adjourned date.

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

The Company believes that amounts available from operating cash flows and funds available from its cash collateral financing, expiring on December 11, 2000 will not be sufficient to meet its expected operating needs through the end of 2000. Ameritel will seek an extension of the current cash collateral financing and restructuring of certain debt. Ameritel does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

Failure to obtain such financing or restructure its debt may compel the Company and all of its subsidiaries to seek protection under the federal bankruptcy statutes or otherwise cease operating and wind up its business affairs.

The financial statements as of and for the period ended September 30, 2000 do not include any effect of the bankruptcy, which was filed on October 29, 1999, or the proposed reorganization plan.

Note 3: INVESTMENT IN AMERITEL

Summarized financial information of Ameritel as of September 30, 2000 and December 31, 1999 and for the Nine Months Ended September 30, 2000 and 1999 were as follows:

         As of:                                   September 30, 2000    December 31,1999
                                                  ------------------    ----------------

         Total assets                                $ 1,816,037          $ 2,373,951
         Total liabilities 55,832,673                 54,822,294
         Stockholder's deficit                       (54,016,636)         (52,448,343)

         For the Nine Months Ended September 30,         2000                 1999
                                                        -------             --------
         Revenues                                    $ 4,048,341            $9,923,425
         Costs                                         5,135,167            10,318,270
         Interest expense                                481,467             1,271,302
         Loss before income taxes                     (1,568,293)           (1,666,147)


Total liabilities include intercompany payables to USCI, Inc. of $21,561,246 and $21,856,306 at September 30, 2000 and December 31, 1999, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 1999 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel. No adjustments have been made to this Investment in Ameritel to reflect the impact that would result if any adjustments of Ameritel's assets or liabilities are made as part of its Chapter 11 reorganization case. Therefore, this Investment in Ameritel does not purport to represent the net liability of USCI in connection with the Bankruptcy proceedings.

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

Alteration of Operating Strategy

     In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. In the first quarter 2000, our wholly owned subsidiary, Americom Inc.com, entered into a marketing distribution agreement with Net2Phone, Inc. to market their IP telephony products and services to and through their specific mass market channels While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in our IP Telephony marketing activities, growing revenues or operating profitably

TelCollect

     Through our subsidiaries, we are engaged in the marketing of such telecommunications products and services as IP Telephony, wireless telephone and long distance calling cards. We have recently formed TelCollect, Inc. (TelCollect), a wholly owned subsidiary of USCI which specializes in accounts receivable management and the recovery of past due consumer and commercial debts. TelCollect has been established as an adjunct to the restructuring of Ameritel. It is anticipated that TelCollect will leverage the knowledge and experience which the company has gained from collecting Ameritel's telecommunications accounts as well as its ability and experience in substantially increasing cash collections to support Ameritel's bankruptcy and reorganization. While the company continues to collect receivables from the Ameritel accounts, TelCollect has now positioned itself to transfer its experience to an entity dedicated to provide accounts receivable management and debt collection services for other companies.

     To support both the TelCollect operations and the Ameritel collections operations, the company has developed and deployed a proprietary collection/receivables management software application. This web based application is capable of handling data in a variety of formats, and combines the benefits of standard collections systems with advanced employee management and reporting systems in an integrated package. We have not found this unique combination in any other collections systems available to the market today.

     While TelCollect's initial efforts will be focused on maximizing cash collections from Ameritel accounts, it has in place agreements with other clients intent on using TelCollect to remedy issues with their past due accounts. There can be no assurances that this new business will be successful or that the formation of this business will in any way enhance or detract from the performance of the collection of the Ameritel accounts receivable.

Results of Operations

     Revenues. With the restatement of the 1999 period operating results to reflect the use of the equity method to account for Ameritel, we reported no operating revenues during the three and nine months ended September 30, 2000 and 1999. We expect that operating revenues from the commencement of our IP Telephony and Telcollect operations will begin during the last quarter of 2000. There is no assurance that we will be successful in entering the IP Telephony market or that we will ever realize revenues from IP Telephony.

     Selling, general and administrative expenses ("SG&A"). SG&A for the three and nine months ended September 30, 2000 amounted to $128,057 and $1,053,577 respectively, compared to $2,625,065 and $4,267,292 respectively for the three and nine months ended September 30, 1999. The primary reason for the decrease in SG & A expenses for the three and nine months ended September 30, 2000 was a result of a write down of certain long lived assets during the first nine months of 1999. The decrease in depreciation expense was approximately $1,267,000.

     Loss from Investment in Ameritel. The losses from the investment in Ameritel for the three and nine months ended September 30, 2000 were $437,720 and $1,568,293 respectively compared to $1,345,762 and $3,011,909 for the same periods in 1999. Revenues for the three months and nine months ended September 30, 2000 were approximately $991,000 and $4,048,000 respectively compared to approximately $2,727,000 and $12,627,000 for the corresponding periods in 1999, attributable to a continued deterioration in the subscriber base. Cost of subscriber services also continued to decrease to approximately $947,000 and $1,766,000 for the three and nine months ended September 30, 2000 compared to approximately $1,287,000 and $5,987,000 for the same periods during 1999. Operating expenses also continued to decline as a result of the deterioration of the subscriber base to approximately $856,000 and $2,919,000 for the three and nine months ended September 30, 2000 compared to approximately $917,000 and $6,517,000 for the corresponding periods in 1999. Payroll and related personnel costs decreased to $1,786,000 for the nine months ended September 30, 2000 as compared to $3,473,000 for the same period in 1999. Also, billing services costs decreased to $380,000 for the first nine months ended September 30, 2000 as compared to $1,094,000 for the comparable time period in 1999. Ameritel's interest expense decreased by approximately $1,264,000 for the nine month period ended September 30, 2000 primarily due to the cessation of interest accruing on a vendor note payable in late 1999.

Liquidity and Capital Resources

     Working capital deficiency at September 30, 2000 was $5,814,576 compared to $4,658,208 at December 31, 1999. Ameritel had a working capital deficiency of $30,663,923 and $30,625,835 at September 30, 2000 and December 31, 1999,
respectively excluding amounts due to USCI and affiliates. Cash and cash equivalents at September 30, 2000 totaled $305,919 compared to $300,000 at December 31, 1999 (of which $300,000 was restricted at September 30, 2000 and December 31, 1999 respectively). Ameritel had a cash balance of $416,572 at September 30, 2000 compared to $304,161 at December 31, 1999 (of which $50,500 was restricted at September 30, 2000 and December 31, 1999, respectively). The increase in the working capital deficiency is primarily due to losses suffered during the first nine months of 2000. We expect to continue to experience monthly losses for the foreseeable future.

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

     Our operations continue to be dependent upon operating cash flow and funding pursuant to a credit facility originally provided by Foothill Capital Corporation and, in April 2000, assumed by Tranche B, Inc. At November 1, 2000, approximately $13 million had been advanced under our credit facility. The term credit facility is due in September 2002. There is no assurance that we will be able to pay the credit facility when it comes due or that the credit facility will be adequate to meet our capital needs for the next 12 months. The amounts available from operating cash flows and funds available from our credit facility with Tranche B pursuant to its acquisition of the position of Foothill will not be sufficient to meet our expected operating needs through the end of 2000. We are seeking an expansion of the current cash collateral financing and restructuring of certain debt. We do not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

     As of November 1, 2000, lawsuits aggregating approximately $3.2 million had been filed against the Company and its wholly-owned subsidiaries, Ameritel Communications, Inc. ("Ameritel"), U.S. Communications, Inc. ("U.S. Communications") and Wireless Communications Centers, Inc. ("WCCI"). Lawsuits aggregating approximately $600,000 have been reduced to judgment. If the Company does not obtain the funding necessary to pay legal fees to defend these lawsuits, or reach satisfactory settlements of these lawsuits, of which there is no assurance, additional judgments will be filed against the Company and its subsidiaries, which may require the Company and its remaining subsidiaries to join Ameritel in filing for protection under the U.S. Bankruptcy statutes or otherwise cease operating and wind up their business affairs.

     The pending lawsuits at November 1, 2000 reflects the settlement in September 2000 of the Company's cause of action with Tandy Corporation which was dismissed pursuant to the terms of a Settlement Agreement and Mutual Release Agreement which was approved by the United States Bankruptcy Court for the Southern District of New York. Pursuant to that settlement, the Company agreed to issue 500,000 shares of common stock to the creditors' committee in the bankruptcy proceeding.

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

     The financial statements as of and for the nine months ended September 30, 2000 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed reorganization plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2000, the Company issued 500,000 shares of common stock to the creditors committee of the Company's subsidiary, Ameritel. The shares were issued as consideration for approval of a settlement of litigation with Tandy Corporation.. The shares were issued in reliance upon the exemption from registration for issuances not involving a public offering set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                                  USCI, INC.

Date: November 17, 2000         By: /s/ Lee Feist
                                    ----------------------------------
                                    Lee Feist, Chief Executive Officer


Date: November 17, 2000         By: /s/ Tim Powers
                                    -----------------------------------
                                    Tim Powers, Chief Financial Officer