Form 10-K
period 2000-12-31
USCI INC
filed 2001-04-12
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-22282.

                                  USCI, INC. .
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3702647
 ------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        Waterford Centre, 5555 Triangle Parkway, Norcross, Georgia 30092
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   (678) 268-2300

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------

                     None                            None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of class)

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

         Based on the average of the closing bid and ask price on March 13, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $844,000.

         At March 13, 2001, 98,525,029 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                   USCI, INC.

                                TABLE OF CONTENTS
                                                                            Page
PART I

      Item 1   Business....................................................  1
      Item 2   Properties..................................................  8
      Item 3   Legal Proceedings...........................................  8
      Item 4   Submission of Matters to a Vote of Security Holders.........  8

PART II

      Item 5   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................  9
      Item 6   Selected Financial Data.....................................  9
      Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 12
      Item 7A  Quantitative And Qualitative Disclosures About Market Risk.. 19
      Item 8.  Financial Statements and Supplementary Data................. 19
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 19

               PART III

      Item 10. Directors and Executive Officers of the Registrant.......... 20
      Item 11. Executive Compensation...................................... 21
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management.................................................. 25
      Item 13. Certain Relationships and Related Transactions.............. 26

PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................. 26

      Signatures........................................................... 29

      Index to Financial Statements........................................ 30

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

     USCI, Inc. ("USCI") is a holding company organized under the laws of the State of Delaware with principal offices located at Waterford Centre, 5555 Triangle Parkway, Norcross, Georgia 30092, telephone number (678) 268-2300. Through our subsidiaries, we are engaged in (1) the marketing of telecommunications products and services with an emphasis on two principal markets: (a) Internet telephony products and services ("IP Telephony"), and (b) wireless services ("Wireless Services"), and (2) the delivery of web-based accounts receivable management and recovery services ("A/R Management Services").

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

     Pursuant to our ongoing efforts to improve operating results, in 1999, we entered the IP Telephony marketing business with the formation of AmericomOnline.com. ("Americom"). During 2000, we formed TelCollect, Inc. ("TelCollect") to deliver specialized A/R Management Services based on a developed IT platform.

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

     In 1999 and the first quarter of 2000, with the formation of Americom and the conclusion of a marketing and distribution agreement with Net2Phone, we established a nationwide sales and marketing organization, and began building a network of distribution channels for IP Telephony services and products. Online marketing efforts and the establishment of relationships with retail outlets for IP Telephony services and products began in the second quarter of 2000 and the commencement of delivery of those services and products began in the fourth quarter of 2000.

     In the fourth quarter of 2000, with the formation of TelCollect, we launched our web-based A/R Management Services built upon internally developed web-based software to offer technologically advanced accounts receivable management and recovery solutions.

     We have never operated profitably since inception. In the second half of 1999, we substantially altered our operations in an effort to achieve profitability. These efforts included establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony and A/R Management Services initiatives. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in implementing IP Telephony marketing services and A/R Management Services, growing revenues or operating profitably.

         Ameritel Bankruptcy and Restructuring

         In order to provide a national footprint for the sale of wireless services, between 1996 and 1998, our subsidiary, Ameritel, negotiated contracts with more than 20 cellular carriers. Ameritel also developed software systems and processes to permit our customers to promptly and efficiently process the subscriber applications necessary to activate cellular and paging services purchased through these national channels of distribution.

         In October 1997, Ameritel entered into an agreement with RadioShack, a division of Tandy Corporation, under which we were appointed the exclusive provider of cellular communications services to RadioShack's approximately 250 retail locations in the greater New York metropolitan area. Subsequently, the agreement was amended to cover Puerto Rico and the Virgin Islands. In order to fulfill its business strategy, the company hired outside consultants to assist in analyzing and developing business plans and cash flow projections necessary to undertake this business. Thereafter such consultants were engaged to identify and negotiate different terms with trade vendors and to create a strategy for the profitability of the Company and to stem its operating losses. In addition, a restructuring of its debt and the creation of a business plan was instituted in order to make the company viable on a go forward basis. Customer service was bolstered to service the RadioShack clientele, as well as the other clients of Ameritel who were in need of customer relations. In October 1998, RadioShack summarily terminated its agreement with Ameritel and instituted a lawsuit in which they claimed to be owed $11.2 million in commissions and other fees. Ameritel filed an answer denying RadioShack's claims and also filed a counterclaim against RadioShack/Tandy in which we claimed that, through their actions and conduct, we incurred substantial damages in excess of their claims. Amongst myriad other problems both in the industry and at the company, Ameritel and the Company were forced to seek financing necessary to support the servicing of cellular subscriber clients.

         RadioShack's termination of the Ameritel contract contributed significantly to an inability on our part to secure financing necessary to support the servicing of our cellular subscriber base. The termination of the RadioShack contract also created defaults under our loan agreement with Foothill Capital Corp

                  On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million from which an additional multiple draw term loan in an amount up to $7 million was made available. The $7 million was funded into escrow by certain preferred shareholders and others through a participation agreement with Foothill.

         Following the closing of the Foothill Amended Loan Agreement, all of the holders of our preferred shares entered into an agreement under which they converted $1.5 million stated value of preferred stock for 75 million shares of our common stock at $0.02 per share, agreed to waive all future dividends on the outstanding preferred shares, waived all defaults under the terms of the preferred shares, and cancelled all outstanding options and warrants held by them covering 4,485,707 shares of common stock. The Company had previously issued 5,000,000 shares of common stock to the consultant for services rendered to the Company.

         In conjunction with our ongoing efforts to restructure outstanding indebtedness, in May 1999, our then current Board of Directors resigned and were replaced by three new directors. Mr. Bruce A. Hahn, our former Chairman and Chief Executive Officer, resigned as an officer of USCI and entered into a consulting agreement with Americom, effective December 1, 1999, pursuant to which he provides sales, marketing and strategic planning services, and in July 1999, Mr. Lee Feist joined USCI as Chairman of the Board, President and Chief Executive Officer.

         In October 1999, Ameritel filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Any reorganization plan submitted by Ameritel will be subject to approval of the Bankruptcy Court.

         On April 28, 2000, Tranche B, Inc., the Company, Ameritel and Foothill Capital Corp. entered into a Purchase and Assignment Agreement which assigned all rights, title and interest in and to the claims of Foothill against Ameritel, the Company and guarantors to Tranche B, Inc. Tranche B is owned and controlled by shareholders who hold a controlling interest in the Company.
Concurrent with this agreement, Tranche B released the Company from all obligations related to the revolving credit and term loan facility, but retained its rights against Ameritel. The Company issued 4,000,000 shares of its common stock to Foothill as consideration for release from its guarantees, and could be required to issue up to an additional 2,000,000 shares of common stock to Foothill, depending upon the market price of the stock eighteen months after the transaction.

         In June 2000, the RadioShack litigation was settled pursuant to the terms of a Compromise Settlement Agreement and Mutual Release Agreement under which the Company issued 500,000 shares of common stock to Ameritel Communications, Inc. and each party was released with no further obligations or liability, except that the Company could be required to issue up to 250,000 additional shares of common stock to Ameritel, depending upon the market price of the stock eighteen months after the transaction.
         Business Strategy

         Beginning in October 1998, and continuing through 2000, we adopted a major shift in strategy, emphasizing (1) entry into the IP Telephony market, (2) implementation of an e-commerce platform to supplement, and reduce costs associated with our marketing, distribution, customer service and related activities, and (3) implementation of various cost control measures to improve profitability of our historical Wireless Services.

         Our objective is to (1) become a leading marketer of IP Telephony products and services, including prepaid long distance calling cards utilizing IP Telephony technology and related equipment necessary to facilitate IP Telephony, (2) become a leading provider of specialized A/R Management Services, and (3) improve profitability and subscriber retention rates within our Wireless Services business through improved customer service and adoption of technologies, processes and systems designed to reduce operating costs. Among the specific steps taken to date, or planned to be taken, to attain our objectives are:

* adoption,in October 1998, of a freeze in marketing efforts to add new Wireless Service subscribers in order to focus our resources on servicing and preserving the existing subscriber base and lowering the operating cost of that business.

* sale, in November 1998, subject to certain conditions, of the bulk of our paging services subscriber base, to Metrocall for cancellation of the debt to Metrocall in the amount of $876,000 representing the sums due and owing for paging services previously purchased from Metrocall.

*    launch,     in    January    2000,    of    our    e-commerce     platform,
     www.AmericomOnline.com, as a principal marketing tool for our products and services.

* execution, in April 2000, of a Marketing and Distribution Agreement with Net2Phone to market IP Telephony products and services of Net2Phone, including Internet telephone and prepaid long distance calling cards.

* launch, in October 2000, of our web-based accounts receivable management and recovery platform.

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

Wireless Services

     Historically our core operations were in the marketing of wireless services. From 1992 to 1997, our subsidiary, Ameritel acted as an agent for major United States cellular and paging carriers in the sale of cellular and paging services through national distribution channels. Since 1997, Ameritel's wireless services operations have consisted primarily of the resale of wireless services.

     -- Carrier Relationships. Ameritel provides cellular services by purchasing access and airtime from facilities-based carriers at wholesale rates and reselling those services at retail rates. In the past, Ameritel was able to negotiate favorable carrier agreements that provided coverage throughout substantially all of the United States and did not require "take-or-pay conditions." These multiple carrier agreements have given Ameritel the ability to control the structure of national rate plans and distribute services through national distribution channels.

     Ameritel presently has carrier agreements with three nonaffiliated facilities-based cellular service providers which authorize Ameritel to resell the cellular service provided by these carriers for existing subscribers: (1) AT&T Wireless Services, (2) Celulares Telephonica, (3) GTE Mobilnet and (4) Verizon Wireless.

     -- Marketing and Customer Support. Since October 1998, we have undertaken no marketing efforts to add Wireless Service customers. We do not presently intend to commence any such marketing efforts in the foreseeable future. Instead, our efforts have been, and are expected to continue to be, focused on improving our customer support in order to retain and improve the profitability of Ameritel's existing Wireless Service subscriber base. At March 2001, Ameritel had approximately 4,100 Wireless Service subscribers.

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

     In the fourth quarter of 2000, we began offering web-based telephony services which enable customers to make calls using their personal computers as well as basic IP Telephony devices which enable customers to make calls using traditional telephones. In addition we market long distance calling cards, powered by the Net2Phone Internet Telephony Network which may be used from any private or public phone in the United States.

     -- Development of IP Telephony. IP Telephony has emerged as a low-cost alternative to traditional long distance calls. International Data Corporation projects that the IP Telephony market will grow from approximately $100 million in 1998 to more than $11.9 billion in 2003. Internet telephone calls are less expensive than traditional long distance calls primarily because these calls are carried over the Internet and therefore bypass a significant portion of traditional long distance tariffs. This is especially true for international calls where international long distance tariffs can be significant.

     Historically the communications services industry has transmitted voice and data over separate networks using different technologies. Traditionally, long distance carriers have built a telephone network based on circuit-switching technology, which establishes and maintains a dedicated path for each call until the call is terminated. Although a circuit-switch system reliably transmits voice communications, circuit switching does not efficiently utilize transmission capacity. When a telephone call is placed, a circuit connection is established, and the circuit remains dedicated for transmission of that call and is unable to transmit any other call.

     Data networks have typically been built utilizing packet-switching technology which divides signals into packets that are simultaneously routed over different channels to a final destination where they are reassembled in the original order in which they were transmitted. Packet-switch technology provides for a more efficient use of the capacity because the network does not establish dedicated circuits and does not require the same amount of band width to be reserved for each transmission. As a result, substantially greater traffic can be transmitted over apacket-switch system, such as the Internet, than over a circuit-switch network.

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

     -- The Net2Phone Network. Through an agreement with its affiliate, IDT Corporation, Net2Phone leases capacity on an Internet network comprised of leased high-speed fiber optic lines connecting eight major cities across the United States, and leases high-speed fiber optic lines connecting smaller cities to the network. Net2Phone has a right to use network capacity leased by IDT. The network backbone uses state-of-the-art hardware including Cisco Series 7000 routers and Nortel Passport switches. Their high-speed backbone connects traffic at four major public Internet exchange points with other networks. Through peering arrangements, Net2Phone exchanges Internet traffic with numerous other Internet backbone providers at these points. Net2Phone operates IDT's network, one of the largest Internet access networks, providing local dial-up access. The IDT network also includes hundreds of additional network access locations owned by local and regional Internet service providers.

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

     Net2Phone manages its network hardware remotely. It is compatible with a variety of network systems around the world. They have stated that they believe that their IP Telephony network can currently support approximately 12,000 simultaneous calls and that their systems are scalable to 4 times their current capacity through the purchase and installation of certain additional hardware.

A/R Management Services

     In 2000, we formed TelCollect to develop and offer web-based accounts receivable management and recovery services.

     TelCollect's A/R Management Services are delivered through a web-based software platform which provides to clients a variety of accounts receivable management and recovery services including fraud detection and management, third party collections, skip tracing, consumer payment arrangement monitoring and fee collection services. Initial marketing efforts for A/R Management Services are directed to the financial services, telecommunications, and bank card industries. A/R Management Services are offered throughout the United States, Puerto Rico and Mexico and include multi-lingual capabilities.

Marketing and Distribution Channels

     With the changes in our business strategy implemented between the fourth quarter of 1998 and 2000, we have refined our strategies and channels with respect to the marketing and distribution of products and services. Our current strategy with respect to marketing and distribution channels includes the following: (1) implementation of a e-commerce platform to market and distribute products and services from our www.AmericomOnline.com web site, (2) establishment of a national sales organization to sell to mass market retailers, and (3) the launch of a major campaign directed towards the telecommunications industry to market our A/R Management Services. All of our marketing efforts are presently focused on, and for the foreseeable future are expected to continue to focus on, IP Telephony products and services and A/R Management Services. We are continuing our current policy of undertaking no active marketing efforts to add new Wireless Service subscribers.

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

     -- Retail Mass Merchandise Channels. Until the termination of the agreement with our principal customer, we utilized the retail mass market channel as a major source of Wireless Service distribution and entered into distribution agreements with several national and regional retail chains. Following the termination of the RadioShack agreement in October 1998, we did not have the capital to fund the acquisition of new wireless subscribers and either terminated or suspended our agreements with the national chains which we previously serviced.

     We have resumed our marketing efforts to the retail mass market to market products and services that we represent on behalf of Net2Phone. We assembled a distribution network to offer IP Telephony services and products through retail mass merchandisers and, as of the fourth quarter of 2000, commenced actual marketing efforts through those channels.

Research and Development

     We historically conducted research and software development activities to support our carriers, our customers and our distribution channels. With the shift in our corporate strategy, during 2000 we conducted limited research and development activities primarily related to the development of our A/R Management Services software platform. We do not presently plan to conduct any material research and development activities in the foreseeable future. We will, however, continue to undertake efforts to upgrade our management information systems and customer support and related systems to assure that those systems meet the needs of our clients and customers. We do not have a research and development budget.

Intellectual Property

     We do not own any patents and have not filed any patent applications. We rely, primarily, on third party software and technology to support our operations

     On July 28, 1998, "Ameritel" became registered as a service mark for cellular telephone and pager services in the U.S. Patent and Trademark Office. We have filed trademark applications for "RAP," "Cellular on the Go" and "Family Link." We expect to file additional trademark applications from time-to-time in the future as necessary.

Competition

     -- IP Telephony. The long distance telephony market and, in particular, the IP Telephony market, is extremely competitive. Our efforts in that market are highly dependent upon the cost, quality and features of the products and services of Net2Phone. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. The principal competitors in the IP Telephony market include AT&T, Deltathree, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers. Net2Phone recognizes the following as its competitors:

o Internet Telephony Service Providers. Internet telephony service providers such as AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) route voice traffic over the Internet.

o Software/Hardware Providers. Companies such as VocalTec, Netspeak and e-Net produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet.

o Telecommunications Companies. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies.

o Network Hardware Manufacturers. A number of large telecommunications providers and equipment manufacturers, including Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel), have announced that they intend to offer products similar to Net2Phone's. Cisco Systems has also taken additional steps by recently acquiring companies that produce devices that help Internet service providers carry voice over the Internet while maintaining traditional phone usage and infrastructure.

o Voice-Enabled Online Commerce Providers. Several companies, including USA Global Link and AT&T's Inter@active Communications, have begun to apply Internet telephony technologies in connection with online commerce transactions. These providers compete with services of Net2Phone such as Click2Talk by integrating voice communications into commercial Web sites.

         Many of our competitors, and the competitors of Net2Phone, have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have or Net2Phone has. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market the IP Telephony products and services of Net2Phone. One of the key competitive advantages of Net2Phone is the ability to route calls through Internet service providers, which allows Net2Phone to bypass the international settlement process and realize substantial savings compared to traditional telephone service. A change in the regulation of Internet service providers, which is currently being considered by a number of regulators and legislatures around the world, could force Net2Phone to increase prices and offer rates that are comparable to traditional telephone call providers.

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

         -- Accounts Receivable Management Services. The accounts receivable management/collection industry is highly competitive and is characterized by rapidly changing technologies. Competitors include a wide array of large national companies as well as local and regional companies many of which have greater experience, financial and other resources and name recognition. Competition in the A/R Management Service business is based primarily on quality of service, price and effectiveness of services in maximizing collections.

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

Employees

         As of March 15, 2001, we employed a total of approximately 45 people, including information systems personnel, customer service and collections personnel, clerical and administrative staff. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

Our executive offices and other facilities are located in Norcross, Georgia, a suburb of Atlanta. The premises, comprising approximately 12,000 square feet, are occupied pursuant to a lease running through September 14, 2002 and providing for current monthly rent payments of approximately $8,000. In addition to our offices, the facility houses our customer service center and computer facilities.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1999, our wholly-owned subsidiary, Ameritel, filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As of March 15, 2001, all claims of Foothill Capital were resolved, whereby USCI was released from its guarantees, but claims against Ameritel were preserved and assigned to Tranche B, Inc. Ameritel's reorganization plan with respect to claims of unsecured creditors has not been completed and is subject to approval by the Bankruptcy Court. No plan of reorganization has yet been submitted to the court, and there is no assurance that any plan of reorganization will be confirmed by the Court. A motion is currently pending before the Court to dismiss or convert the Ameritel case.

     As a result of our lack of capital following the termination our RadioShack contract, various vendors instituted lawsuits against our inactive subsidiary, U.S. Communications, Inc., some of which have been reduced to judgment. U.S. Communications has been inactive for a number of years and has no assets, and the creditors who have filed suit against U.S. Communications have been so advised.

         We do not believe that failure to settle these matters will have a material adverse effect on our business, our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

                                                     High              Low
                                                    ------            ------
Calendar Year 2000

         Fourth Quarter.....................       $0.0650           $0.0100
         Third Quarter......................        0.1400            0.0600
         Second Quarter.....................        0.3500            0.0900
         First Quarter......................        0.8000            0.2600

         Calendar Year 1999

         Fourth Quarter.....................       $0.5469           $0.0938
         Third Quarter......................        0.6250            0.2031
         Second Quarter.....................        0.9375            0.0938
         First Quarter......................        0.5000            0.0938


     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 13, 2001, the closing bid price of the Common Stock was $0.0156

     As of March 28, 2001, there were 117 holders of record of the Company's Common Stock. The Company believes there were in excess of 3,000 beneficial holders of the Common Stock as of such date.

     The Company has not declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.

         (b) Recent Sales of Unregistered Securities

         None

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements.

         Because our wholly-owned subsidiary, Ameritel Communications, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1999, financial statements for the year ended December 31, 20000 and 1999 have been presented separately for (1) Ameritel Communications, Inc. and (2) USCI and subsidiaries, other than Ameritel. The financial statements of USCI, and the financial data which follows, reflects accounting for the operations of Ameritel under the equity method and those operations are not consolidated with USCI.

         The comparability of our operating results over the past five years has been materially impacted by the change in accounting for Ameritel's operations to use the equity method instead of consolidating those operations with USCI's other operating results. For the convenience of readers and ease of comparison, in addition to the five year comparison of results for USCI on a consolidated basis, selected financial data relating to Ameritel for 2000 and 1999, has been provided herewith along with pro forma combined financial data of USCI including Ameritel for 2000 and 1999.

         The following data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report on Form 10-K.


Statement of Operations Data:
-----------------------------

                                                                     Year Ended December 31,
                                   -----------------------------------------------------------------------
                                      2000          1999         1998             1997              1996
                                   ----------     ---------    ---------        --------          --------


Total revenues                    $  114,726     $      -    $ 41,089,160     $ 9,811,890        $ 7,073,167

Operating Expenses:
  Commissions pass-through
  and other direct costs               9,858            -      24,694,501       5,052,205          3,598,952

  Selling, general and
  administrative                   1,674,597      764,088      32,791,669      18,967,189         12,128,111

  Restructuring and other
  charges                                  -    3,431,387               -       1,100,000                  -

  Subscriber acquisition and
  promotional costs                        -            -      18,920,271      12,385,662            114,986
                                  ----------   ------------  -------------    -------------     ------------

Operating loss                   (1,569,729)   (4,195,475)    (35,317,281)    (27,692,986)        (8,768,882)

Other income (expense):
  Gain on sale of subscribers             -             -         876,164               -                  -

Interest income (expense), net        1,269        12,310      (8,053,256)     (1,093,618)           985,169

Guarantor release expense          (717,159)            -               -               -                  -

Income (loss) from investment
  in Ameritel                              -  (10,406,884)              -               -                  -
                                 -----------  --------------  --------------  --------------    ------------

Net loss                       $  (2,271,360) $(14,590,049)  $(42,494,373)   $(28,786,604)     $  (7,783,713)
                                 ===========  ==============  =============== ===============   =============

Net loss per
common share-diluted           $        (.02) $       (.22)  $      (3.90)   $      (2.81)     $       (0.76)
                                 ===========  ==============  =============== ===============   =============


Basic and diluted weighted
average common shares
outstanding                      96,751,900     67,174,007       11,072,905       10,251,402       10,187,909
                                ============  ==============  ===============  ==============    =============


Balance Sheet Data:

                                                             Year Ended December 31,
                                   --------------------------------------------------------------------
                                     2000           1999           1998           1997         1996
                                   --------       ---------      --------       ---------    ----------

Working capital (deficit)         $(5,599,229)   $(4,658,208)   $(11,567,863)  $(12,643,491) $13,177,931
Total assets                          466,500      1,152,491      12,411,881     13,594,047  26,394,982
Long term debt                              -              -      14,354,096              -           -
Investment in Ameritel                      -     30,592,037               -              -           -
Total stockholders'
equity (deficit)                  $(5,536,479)  $(35,088,771)   $(22,834,853)   $(6,312,978) $19,312,420



Ameritel and Pro Forma Combined
Statement of Operations Data
-----------------------------------------------
                                                                          Year ended December 31,
                                               ----------------------------------------------------------------------
                                                                2000                    1999
                                               ---------------------------------------  -----------------------------
                                                                   Unaudited                             Unaudited
                                                  Ameritel         Pro Forma            Ameritel         Pro Forma
                                               Communications,     Combined         Communications,      Combined
                                               Inc. Financial      Financial         Inc. Financial      Financial
                                                    Data             Data                 Data             Data
                                               ---------------   ---------------    ----------------    -------------

Total Revenues                                 $   4,678,385      $ 4,793,111       $  15,360,812       $ 15,360,812


Operating Expenses

    Commission pass-through and
       other direct costs
                                                   2,052,716        2,062,574           7,847,964          7,847,964

    Selling,  general & administrative
                                                   4,156,521        5,831,118          13,765,016         14,529,104

    Subscriber acquisition and
       promotion costs                               522,153          522,153           1,617,913          1,617,913

    Restructuring and other charges                        -                -             395,164          2,107,087
                                              --------------   ----------------     ----------------   ---------------

Operating loss                                    (2,053,005)      (3,622,734)         (8,265,245)
                                                                                                        (12,460,720)

Interest income (expense)                              2,718            3,987         (2,141,639)        (2,121,329)

Guarantor release expense                                  -         (702,900)                 -                  -

Gain on settlement of liabilities                                                              -                  -
                                                   2,086,510        2,086,510
                                              --------------   ----------------    ----------------    ---------------

Net Income (loss)                              $     36,223     $ (2,235,137)     $  (10,406,884)     $ (14,590,049)
                                              ==============   ================    ================    ===============



Ameritel and Pro Forma Combined
Balance Sheet Data:
---------------------------------
                                                             December 31,
                                     -------------------------------------------------------------------------
                                                  2000                                     1999
                                     ---------------------------------  --------------------------------------
                                                           Unaudited                             Unaudited
                                         Ameritel          Pro Forma          Ameritel           Pro Forma
                                      Communications,      Combined        Communications,       Combined
                                      Inc. Financial       Financial       Inc. Financial        Financial
                                           Data              Data              Data                Data
                                     ----------------   ---------------    ----------------    ---------------

Working Capital (deficit) (1)       $  (33,585,312)      $ (39,184,541)    $ (30,625,835)     $  (35,284,043)


Total Assets                        $       546,441      $   1,064,608     $   2,373,951      $    3,526,442



(1) Working capital (deficit) of Ameritel, and on a pro forma basis, excludes amounts owed to USCI and affiliates in the amount of $18,854,608 at December 31, 2000 and $21,856,306 at December 31, 1999.

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

Bankruptcy of Ameritel

         During 1999, Ameritel Communications, Inc., our primary operating subsidiary, substantially downsized its operations, restructured certain loan provisions, converted certain preferred stock into common stock and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, operations of Ameritel have been presented under the equity method and are not included in the consolidated financial statements of USCI. For the convenience of readers and ease of comparison, selected financial data of Ameritel and pro forma combined financial data of USCI including Ameritel for 1999 and 2000 has been presented in Selected Financial Data appearing herein.

Overview

         Historically, our revenues consisted of commissions earned by Ameritel as an activation agent for cellular and paging carriers and, since the last quarter of 1996, revenues from the resale of cellular and paging services. Since completion of our transition in 1998 to becoming a reseller, we have not received material revenues from agency commissions. Other than revenues generated by Ameritel, we have historically generated no other operating revenues.

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

         We, have experienced and will continue to experience significant operating and net losses and negative cash flow from operations. Ameritel has generally been unprofitable, (2000 being the exception with a small profit) and has generated negative cash flows from operations. The loss of the RadioShack account in 1998 further accelerated our losses and negative cash flow. In response to the RadioShack termination, Ameritel reduced its workforce from 280 to 115 employees, which included a substantial number of customer service and collection personnel and reduced its leased facilities from 23,000 square feet to 18,000 square feet. Since that time, we have made further reductions in our leased facilities to approximately 12,000 square feet as well as personnel reductions in which our executive staff has been reduced to 1 individual and our employee roster consists of 45 employees. The reductions in both executive and other personnel have resulted in reduced effectiveness of Ameritel's customer service and collection departments causing higher churn rates.

         In the second half of 1999 and 2000, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony and A/R Management Services initiatives. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, those operations began on a limited scale in 2000 and there can be no assurance that we will be successful in growing revenues or operating profitably within those markets.

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

         Total pro forma revenues for the year ended December 31, 2000 ("2000"), consisting primarily of subscriber sales of Ameritel, were $4,793,111 as compared to $15,360,812 for the year ended December 31, 1999 ("1999").

         Consolidated revenues of USCI, excluding Ameritel, were $114,726 during 2000 and $nil during 1999.

         The decreased revenues of Ameritel for 2000 are attributable to decreased sales of our branded cellular services due to a loss of cellular subscribers during the year. We ceased marketing efforts to add wireless service customers in 1998, and there are no plans to start any such marketing efforts. Between January 1, 1999 and December 31, 2000, Ameritel did not add significant numbers of new subscribers and its active cellular subscriber base was reduced from approximately 15,000 to approximately 4,100.

         Consolidated revenues during 2000 were attributable $49,000 to IP Telephony sales and $65,000 to A/R Management Services, each of which commenced during the fourth quarter of 2000.

Cost of Sales

         Pro forma costs of subscriber services, which consist of direct charges from cellular carriers for access, airtime and services resold to Ameritel's subscribers, amounted to $2,062,574 and $7,847,964 for 2000 and 1999, respectively. The gross margin for subscriber sales was $2,625,669, or 56%, and $7,512,848 or 49% for 2000 and 1999, respectively. The increase in gross margin percentage is attributable to the higher profitability of an existing subscriber base as contrasted with one that has a high percentage of new customers added each year.

         Excluding Ameritel, USCI reported $9,858 of cost of sales and $104,868 of gross margin on a consolidated basis during 2000 and no cost of sales or gross margin during 1999. Consolidated cost of sales during 2000 were attributable to IP Telephony operations.

Operating Expenses

     Subscriber Acquisition and Promotional Costs. Pro forma subscriber acquisition and promotional costs represent expenses incurred by Ameritel to acquire new subscribers for its cellular services. These costs consist primarily of commissions paid to retailers and outside sales representatives, below cost discounts (i.e. reduced monthly access charges or free minutes) granted to subscribers when purchasing cellular services, rebates issued to subscribers and certain advertising costs. Subscriber acquisition and promotional costs amounted to $522,153 and $1,617,913 for 2000 and 1999, respectively. The decrease in these costs in 2000 is also attributable to lower promotional costs due to the termination of promotions during a subscriber's term. These costs are expected to decrease since Ameritel is not adding new subscribers and the promotional costs associated with current subscribers continue to decline.

     Excluding Ameritel, USCI reported no subscriber acquisition and promotional costs on a consolidated basis during 2000 or 1999.

     Selling, General and Administrative Expense. Pro forma combined selling, general and administrative expenses aggregated $5,831,118 for 2000 as compared to $14,529,104 for 1999, reflecting staff reductions and reduction of other operating expenses at both USCI and Ameritel due to reduced activity. Of the total pro forma selling, general and administrative expense reported during 2000, $1,674,597 was attributable to USCI and $4,156,521 was attributable to Ameritel and, during 1999, $764,088 was attributable to USCI and $13,765,016 was attributable to Ameritel. Salaries and related employee benefits decreased by 45% to approximately $2,470,000 for 2000 from $4,474,000 for 1999, due to significant reductions in overall personnel levels and the elimination of most executive level positions. Telecommunications and facilities expense decreased by 44% to $452,000 for 2000 from $801,000 for 1999 and billing and credit review services decreased by 67% to $426,000 for 2000 from $1,274,000 in 1999. The reductions in telecommunications and facilities expense is due to lower rent from moving to smaller and less expensive office space, the reduced telephone traffic associated with a smaller staff, a less expensive telephone system. The reduction in billing and credit review services is attributable to the dwindling wireless subscriber base which results in fewer bills each month and the decision to cease marketing efforts aimed at generating new wireless subscriber accounts. Professional and other decreased to approximately $1,065,000 for 2000 from $2,972,000 in 1999 due to reduced legal, accounting fees and consulting fees. Depreciation and amortization for 2000 was $163,000 as compared to $971,000 for 1999 as a result of the adjustment in 1999 that wrote down most of the long lived assets to zero value, leaving very little to depreciate or amortize.

     Provisions for losses on accounts receivable decreased to $801,000 in 2000 from $7,300,000 in 1999. Most of the uncollectible accounts were identified and reserved for in 1999 so the provision for losses in 2000 relates solely to the significantly lower revenue base in 2000.

Restructuring and Other Charges

     During 1999, USCI and Ameritel reported pro forma restructuring and related charges of $2,107,087, of which $1,711,923 was reported on the consolidated financial statements of USCI and $395,164 were reported by Ameritel. There were no restructuring charges in 2000.

     During 1999 USCI issued common shares or options to purchase common shares below market value to various individuals for either services or for replacement of shares previously used as collateral. Valuation for the shares issued for services amounted to approximately $1,720,000 for the year ended 1999. There were no shares issued for services in 2000, and the minimal options granted were at or above market at the date of grant.

     As a result of a review of the certain long-lived assets of U.S. Communications, Inc., USCI recognized a loss due to impairment of such assets in the approximate amount of $1,712,000 for the year ended 1999.

     Reorganization costs totaling $395,164 were recorded by Ameritel during 1999. Those costs consisted of certain deferred financing costs that were written off in accordance with Statement of Position 90-7 governing financial reporting of entities in bankruptcy.

Other Income (Expense)

         Consolidated  other income  (expense)  consists of net interest  income
(expense) and, on a consolidated basis, the gain or loss attributable to investment in Ameritel.

         Consolidated interest income (expense), excluding Ameritel, was income of $15,528 in 2000 as compared to income of $12,310 in 1999. Ameritel had interest income of $2,718 in 2000 and $10,163 in 1999. There was consolidated interest expense, excluding Ameritel, of $14,259 in 2000 and $0 in 1999. Ameritel had interest expense of $2,151,802 in 1999 and $0 in 2000. The decrease is the result of the bankruptcy filing by Ameritel which resulted in interest charges ceasing. The contractual interest that Ameritel would have reported if not for the bankruptcy was $2,508,510. In conjunction with the restructuring of the secured debt to Foothill (which resulted in the Company being released from its guarantee thereof) and the settlement of the RadioShack litigation against Ameritel and the Company, the Company issued 4,500,000 shares of stock as consideration or added inducement. The market value of the stock at the date of the agreements was recorded as "Guarantor release expense" totaling $702,900 in 2000.

         Ameritel reported a gain on settlement of liabilities of $2,086,510 in 2000. This was the result of the settlement of the dispute with RadioShack.

                  On a consolidated basis, USCI reported as other expense a loss attributable to its investment in Ameritel of $10,406,884 during 1999. During 2000, the Company was able to extricate itself from guarantees of all Ameritel debt. There were no losses recognized during 2000 under the equity method of accounting.

         The Company incurred net losses of $2,271,360 and $14,590,049 for 2000 and 1999, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

         Total revenues for the year ended December 31, 1999 ("1999"), consisting primarily of subscriber sales of Ameritel, were $15,360,812 as compared to $41,089,160 for the year ended December 31, 1998 ("1998"). Excluding Ameritel, USCI had no consolidated revenue during 1999.

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

         Provisions for losses on accounts receivable decreased to $7,300,000 in 1999 from $11,500,000 in 1998 due to write off of uncollectible accounts resulting from age, lack of resources and damage caused by the RadioShack termination offset by a reduction of losses suffered from fraud.

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

Liquidity and Capital Resources

         Pro forma working capital deficiency at December 31, 2000 was $5,536,479 compared to $35,284,043 at December 31, 1999. USCI had a consolidated working capital deficiency of $5,600,000 at December 31, 2000 and $4,658,000 at December 31, 1999 and Ameritel had a working capital deficiency of $33,585,000 at December 31, 2000 and $30,626,000 at December 31, 1999, excluding amounts due to USCI and affiliates. Pro forma cash and cash equivalents at December 31, 2000 totaled $686,000 compared to $604,000 at December 31, 1999 (of which $350,500 was restricted at December 31, 2000 and 1999). USCI had a cash balance at December 31, 2000 of $400,000 and Ameritel had a cash balance of $286,000, of which $300,000 and $50,500 were restricted, respectively. The increase in pro forma working capital deficiency is primarily due to losses suffered in 2000. We expect to continue to experience monthly losses and negative cash flow from operations.

         We continue to operate at a loss and have limited capital resources. Our subsidiary, Ameritel, continues to operate as a debtor-in-possession, under the jurisdiction of the United States Bankruptcy Court for the Southern District of New York.

         We currently require substantial amounts of capital to fund current operations, for the settlement and payment of past due obligations, and the deployment of our new business strategy. Due to recurring losses from operations, an accumulated deficit, stockholders' deficit, negative working capital, being in default under the terms of our letters of credit advances, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern.

         To date, we have funded operations and growth primarily through financing activities.

         On April 14, 1999, we entered into an Amended and Restated Loan and Security Agreement with Foothill Capital ("Foothill") in which the original Loan and Security Agreement entered into on June 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill. An aggregate of $7 million was made available by the participants in the Foothill facility as term loans.

         On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, the secured lender received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, the Company shall also issue to the secured lender, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula. The maximum additional shares to be issued is 2,000,000.

         Our operations continue to be dependent upon operating cash flow and funding pursuant to the credit facility assumed by Tranche B. At March 28, 2001, approximately $13.4 million had been advanced under our credit facility. The term credit facility is due in September 2002. There is no assurance that we will be able to pay the credit facility when it comes due or that the credit facility will be adequate to meet our capital needs for the next 12 months. The amounts available from operating cash flows and funds available from our credit facility with Tranche B are not expected to be adequate to meet our expected operating needs through the end of 2001. We are seeking an expansion of our cash collateral financing and restructuring certain debt. We do not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

         On October 29, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). Since the filing date, Ameritel has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. In connection with its Chapter 11 bankruptcy filing on October 29, 1999, the Company obtained cash collateral financing from Foothill. This financing, which has since been assumed by Tranche B, Inc., after several extensions expires on September 2002. All claims against Ameritel in existence prior to the Chapter 11 filing are subject to payment only when and as provided for by an order of the Bankruptcy Court.

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

         The financial statements as of and for the year ended December 31, 2000 do not include any effect of the bankruptcy which was filed on October 29, 1999 or the proposed sale or reorganization plan.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements for the Years Ended December 31, 2000, 1999, and 1998 and Notes thereto together with Auditors' Report comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 29, 2000, Arthur Andersen LLP notified us that it was resigning as the Company's independent accountant.

         Arthur Andersen LLP's reports on the financial statements for the years ended December 31, 1998 and 1999 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports for both years contained a "going concern" paragraph.

         During our two most recent fiscal years and any subsequent interim period preceding the resignation of Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

         During our two most recent fiscal years and any subsequent interim period preceding the resignation of Arthur Andersen LLP, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

         On February 2, 2001, our board approved the engagement Tauber & Balser ("T&B") as our new independent accountants. Prior to the engagement of T&B, we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. We also did not consult with T&B regarding the type of audit opinion which might be rendered on our financial statements and no oral or written report was provided by T&B.

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

          Name             Age                Position
         ------           -----             ------------
         Lee Feist         58              Chairman of the Board; Chief
                                           Executive Officer; Chief
                                           Financial Officer

         Bryan Finkel      38              Director

         Henry Reinhold    56              Director

     On May 11, 1999, the previous Board of Directors resigned their directorships and Messrs. Joshua Berkowitz, Bryan Finkel and Henry Reinhold were elected directors in their place and stead. Mr. Berkowitz subsequently resigned as a director. Mr. Bruce Hahn also resigned as Chief Executive Officer of USCI, Inc. and all of its subsidiaries, but continues as consultant to
Americomonline.com, Inc. focusing his attention on the sales and marketing of our new prepaid wireless and e-commerce strategies.

     Lee Feist, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Feist has been Chairman the Board and Chief Executive Officer of the Company since July 1999 and Chief Financial Officer since January 2001. From 1990 until June 1999, Mr. Feist served as Chief Executive Officer of LifeSavers International, a privately held turnaround and start-up management company, where he filled various senior management roles for various organizations.

     Bryan Finkel, Director. Mr. Finkel has been a director of Company since May 11, 1999. Since January 1996, Mr. Finkel has served as a Managing Director of Advanta Growth Capital LP an operating and financial advisory firm specializing in the information technology industry. Prior to founding Advanta, from 1992 to 1996, Mr. Finkel was a Senior Associate at Broadview Associates, an information technology mergers and acquisitions advisory firm.

     Henry Reinhold, Director. Mr. Reinhold has been a director of Company since May 11, 1999. For the past five years, Mr. Reinhold has been engaged in private practice as a certified public accountant and as Controller of American Stock Transfer & Trust Co. which serves as the Company's transfer agent.

     Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this report any failure to file by these dates during 2000. During 2000, all reports required to be filed during 2000 were filed on a timely basis. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

         Committees and Attendance of the Board of Directors

         In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee.

         The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with the independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Mr. Finkel, Chairman, and Mr. Reinhold.

         The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of the development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Reinhold, Chairman, and Mr. Finkel.

         The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

         During the year ended December 31, 2000, the Board of Directors held two meetings, all telephonic, and acted through unanimous written consent on other occasions, the Audit Committee held no meetings and the Compensation Committee held no meetings. Each director (during the period in which each such director served) attended at least 75% of the meetings of the Board of Directors.

ITEM 11.          EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Chief Executive Officer of the Company and the other executive officers whose compensation exceeded $100,000 ("named executive officers") during the fiscal year ended December

                           Summary Compensation Table
--------------------------------------------------------------------------------

                             Annual Compensation                                     Long Term
                        --------------------------------------------------------
Name and                                                           Other Annual      Compensation
Principal Position         Year       Salary ($)    Bonus ($)    Compensation ($)    Stock Options (#)
---------------------   ------------  ------------ ------------  ---------------     ----------------

Lee Feist (1)              2000       253,846         -             (2)                         -
 Chairman and Chief        1999                                     (2)                   798,156
                                      132,212         -
 Executive Officer         1998            -          -              -                          -

-------------

(1)  Mr.  Feist was hired as  Chairman  and Chief  Executive  Officer on July 6,
     1999.

(2) Although the officer receives certain perquisites such as company provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

Compensation of Directors

         Non-employee directors currently receive reimbursement of out-of-pocket expenses, for attendance at each meeting of the Company's Board and any committee meeting thereof not held in conjunction with a Board Meeting. Each non-employee director also receives an annual grant of non-qualified stock options to acquire shares of the Company's Common Stock in an amount to be determined each year by the entire Board of Directors. No options were granted to the directors in 2000. In May 1999, each non-employee director received 100,000 common shares of USCI, Inc.

Stock Option Exercises

          The following table sets forth information concerning the exercise of stock options during 2000 by each named executive officer and the number and value of unexercised options held by the named officers at the end of 2000:

                                       Number of Unexercised     Value of Unexercised
                 Shares                    Options at            In-the-Money Options
               Acquired on    Value         Year End             at Year End ($) (1)
    Name       Exercise (#)  Realized ($)  Exercisable  Unexercisable    Exercisable  Unexercisable
-------------- ------------ ------------- ------------- -------------- -------------  -------------

  Lee Feist           -      $      -        798,156            -        $     -       $       -


------------

1. Based on the fair market value per share of the Common Stock at year end, minus the exercise price of "in-the-money" options. The closing price for our Common Stock on December 31, 2000 on the OTC Bulletin Board was $ 0.018.

Employment  Contracts,  Termination of Employment and Change in Control
Arrangements

     Effective July 6, 1999, we entered into an employment agreement with Lee Feist pursuant to which Mr. Feist was hired as Chief Executive Officer.

     Pursuant to such agreement, Mr. Feist receives a base salary of (1) $275,000 during the first year of employment, (2) $295,000 during the second year, (3) 315,000 during the third year, (4) $335,000 during the fourth year, and (5) $355,000 during the fifth year. In addition to his base salary, Mr. Feist is entitled to (1) a $75,000 bonus at the end of his first year of employment (which has subsequently been deferred until the Company reports a quarterly profit), (2) incentive compensation equal to 5% of the first $4 million of earnings before depreciation, interest, amortization and taxes ("EBITDA") and 2% of EBITDA in excess of $4 million for each year, (3) use of a leased automobile (which has subsequently been deferred until the Company reports a quarterly profit), (4) reimbursement of certain relocation expenses, and (5) insurance and other benefits customarily provided to senior management personnel. Mr. Feist's employment agreement also provides for the grant of the following stock options: (1) ten year non-qualified stock options to be granted on the date of the employment agreement and on the second and third anniversaries of the employment agreement, each grant to be in an amount equal to 0.5% of the outstanding shares on a fully diluted basis on the date of grant and exercisable at par value, (2) ten year incentive stock options to be granted on the date of the employment agreement and on the second, third and fourth anniversaries of the employment agreement, each grant to be in an amount equal to 0.5% of the outstanding shares on a fully diluted basis and exercisable at fair market value on the date of grant, and (3) ten year stock options to purchase 1,500,000 shares at $1.50 per share and exercisable if the common stock is traded on an exchange, Nasdaq or the pink-sheets and the closing price or closing bid price has equaled or exceed $1.50 for 25 consecutive trading days. The obligations of USCI under the employment are secured by a $300,000 letter of credit in favor of Mr. Feist.

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

     Base Salary. For fiscal 2000, the base salary of executive officers, other than the Chief Executive Officer whose base salary is determined by an employment agreement, were set based upon the results of the executive's performance review. Each executive is reviewed annually by the Chief Executive Officer and Chairman and given specific objectives, with the objectives varying based upon the executive's position and responsibilities and the specific objectives for that position. At the next annual review, the performance of each executive is reviewed versus the objectives established for each executive and the Company's overall performance. The results of the review are then reported to the Committee along with senior management's compensation recommendation. The Committee then determines whether the base salary should be adjusted for the coming year.

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

                                                    Compensation Committee

                                                    HENRY REINHOLD, Chairman
                                                    BRYAN FINKEL

Company Performance

     The following graph compares the cumulative total investor return on the Company's Common Stock for the five year period ended December 31, 2000 with an index consisting of returns from a peer group of companies, consisting of the Nasdaq US Index (the "Nasdaq US Index"), and the Nasdaq Non-Financial Index (the "Nasdaq Non-Financial Index").

     The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company's forecast of future financial performance.



   (graph appears at this location depicting the following stock performance)



                         1995       1996       1997        1998       1999       2000
                       --------  ---------  ---------   ---------   ---------  ---------

  USCI, Inc.              100      54.43      70.89        0.51       3.54        0.18
  Nasdaq US Index         100     123.03     150.68      212.46     394.82      237.37
  Nasdaq Non-Financial    100     121.47     142.19      208.68     409.12      238.41

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 21, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

         Name and Address               Number of Shares           Percentage
        of Beneficial Owner             Beneficially Owned (1)     of Class (2)
    -------------------------------    ------------------------   --------------

    JNC Opportunity Fund Ltd.
      c/o Olympia Capital Cayman Ltd
      20 Reid St, Hamilton HM 11
      Bermuda 19102                            197,073,319 (3)          72.8%
    Lee Feist                                  1,596,316   (4)          1.6%
    Bryan Finkel                               100,000                  *
    Henry Reinhold                             135,500                  *
    All directors and executive officers
      as a group (three persons)               1,831,816   (5)          1.9%

-----------------------
* Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days of March 21, 2001.

(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3) Based solely on information contained in a Schedule 13D dated April 26, 1999. Includes 172,073,137 shares issuable to JNC Opportunity Fund upon conversion of (a) 385 shares of Series A Convertible Preferred Stock, (b) 500 shares of Series B Convertible Preferred Stock and (c) 500 shares of Series C Convertible Preferred Stock held by JNC Opportunity Fund. This is derived from a conversion formula described in an agreement dated April 26, 1999 between JNC, the Company and certain other preferred shareholders and assumes conversion of all preferred shares held by JNC as of the date of the agreement. The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, each in a face amount of $10,000 per share, is convertible, at the option of JNC, at a conversion price equal to the lesser of $1.00 per share or 85% of the average closing bid price of the Company's common stock over the five trading days preceding conversion. Since the number of shares that are issuable upon conversion of the Preferred Shares is derived from a conversion formula which is based in part upon the market price of the shares prior to a conversion of a Preferred Shares, the actual number of shares that will be issued upon a conversion of the Preferred Shares (and therefore beneficially owned by JNC) cannot accurately be determined at this time.

(4) Includes 798,156 shares issuable upon the exercise of currently exercisable options.

(5) Includes 798,156 shares issuable upon the exercise of currently exercisable options held by officers and directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, Tranche B, Inc. a company owned and controlled by stockholders that hold a controlling interest in the Registrant acquired from a secured lender all rights, title and interest in claims against USCI, Inc. and Ameritel Communications, Inc., a wholly owned subsidiary operating as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York. The transaction included the release of all guarantees of indebtedness of Ameritel to the secured lender by USCI, Inc. At December 31, 2000, the outstanding indebtedness included in the transaction totaled $13,413,905.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

         See Index to Financial Statements on page 30 of this report for financial statements and supplementary data filed as part of this report.

         (a)(2)   Financial Statement Schedules

         All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

         (b)      Reports on Form 8-K

         On December 29, 2000, the Registrant filed a report on Form 8-K disclosing under Item 4 the resignation of Arthur Andersen LLP as certifying accountants.

         (c)      Exhibits

        Number                  Description of Exhibit
       --------                -------------------------

     3.1  Certificate of Incorporation of Trinity Six Inc. (1)

     3.2 Certificate of Amendment of Certificate of Incorporation of Trinity Six Inc. (4)

     3.2A Certificate of Designation  for Series A Convertible  Preferred  Stock
          (11)

     3.3  By-Laws of Registrant (1).

     4.1  Form of Certificate evidencing shares of Common Stock (5).

     10.1 Amended and Restated 1992 Stock Option Plan (6).

     10.1A 1997 Stock Option Plan. (7)

     10.2 Agreement dated October 1996 between Ameritel Communications, Inc. and GTE Mobilenet Service Corp. (7)

     10.3 Stock Option Agreements dated as of October 30, 1997 with certain stockholders of the Registrant. (9)

     10.4 Warrant Agreement dated October 30, 1997 between the Registrant and PaineWebber. (9)

     10.5 Shareholder Collateral Agreement dated as of October 30, 1997. (9)

     10.6 Warrant issued by the Registrant to Alan R. Dresher. (9)

     10.7 Warrant issued by the Registrant to Decameron Partners. (9)

     10.8 Warrant issued by the Registrant to Alan Baron. (9)

     10.9 Warrant dated February 2, 1998 issued by the Registrant to Decameron Partners, Inc. (10)

     10.10Warrant  dated  February 2, 1998 issued by the  Registrant  to Alan R.
          Dresher. (10)

     10.11Warrant  dated  February  2,  1998  issued by the  Registrant  to Alan
          Baron. (10)

     10.12Private Placement Purchase Agreement dated February 24, 1998 among the Registrant, George Karfunkel, Michael Karfunkel, Huberfeld Bodner Family Foundation, Inc., Laura Huberfeld/Naomi Bodner Partnership and Ace Foundation, Inc. (10)

     10.13Convertible  Restated  Note  dated  February  24,  1998  issued by the
          Registrant in favor of George Karfunkel. (10)

     10.14Convertible  Restated  Note  dated  February  24,  1998  issued by the
          Registrant in favor of Michael Karfunkel. (10)

     10.15Convertible  Restated  Note  dated  February  24,  1998  issued by the
          Registrant in favor of Laura Huberfeld/Naomi Bodner Partnership. (10)

     10.16Convertible  Restated  Note  dated  February  24,  1998  issued by the
          Registrant in favor of Huberfeld Bodner Family Foundation, Inc. (10)

     10.17Warrant  dated  February 24, 1998 issued by the  Registrant  to George
          Karfunkel. (10)

     10.18Warrant  dated  February 24, 1998 issued by the  Registrant to Michael
          Karfunkel. (10)

     10.19Warrant  dated  February  24, 1998 issued by the  Registrant  to Laura
          Huberfeld/Naomi Bodner Partnership. (10)

     10.20Warrant dated  February 24, 1998 issued by the Registrant to Huberfeld
          Bodner Family Foundation, Inc. (10)

     10.21Convertible  Note dated  February 24, 1998 issued by the Registrant in favor of George Karfunkel. (10)
     10.22Convertible  Note dated  February 24, 1998 issued by the Registrant in favor of Ace Foundation. (10)
     10.23Warrant  dated  March 5,  1998  issued  by the  Registrant  to Alan R.
          Dresher. (10)
     10.24Warrant  dated  March 5, 1998  issued  by the  Registrant  to  Bulldog
          Capital Management. (10)
     10.25Warrant  dated March 5, 1998 issued by the  Registrant  to Alan Baron.
          (10)
     10.26Convertible  Preferred Stock Purchase Agreement between the Registrant and JNC Opportunity Fund Ltd. dated March 24, 1998 (11). 10.27Registration Rights Agreement dated March 24, 1998 between the
          Registrant and JNC Opportunity Fund, Ltd. (11)
     10.28Escrow  Agreement  dated  March 24,  1998  among the  Registrant,  JNC
          Opportunity Fund, Ltd. and Robinson Silverman Pearce Aronsohn & Berman LLP (11)
     10.29Warrant  dated  March  24,  1998  granted  by  the  Registrant  to JNC
          Opportunity Fund Ltd. (11)
     10.30Warrant  dated March 24,  1998  granted by the  Registrant  to Wharton
          Capital Partners, Ltd. (11)
     10.31Amended and  Restated  Loan and Security  Agreement  dated as of April
          14, 1999 (11)
     10.32Preferred  Stockholders  Conversion  Agreement  dated as of April  26,
          1999 (11)
     10.33Consulting  Agreement  dated as of May 1, 1999 between the  Registrant and Howard Zuckerman (12)
     10.34+ Employment Agreement dated as of July 6, 1999 between the Registrant and Lee Feist (13)
     10.35Sublease  dated  February 24, 2000 between  Factory  Mutual  Insurance
          Company and Americomonline.com, Inc. (14)
     10.36Marketing  and  Distribution  Agreement  dated  April 3, 2000  between
          Net2Phone, Inc. and Americomonline.com, Inc. (14)
     10.37Purchase  and  Assignment  of  Claim  dated  April  28,  2000  between
          Foothill Capital Corporation, Tranche B, Inc. and USCI, Inc. (14) 21.1* Subsidiaries of Registrant
     23.1* Consent of Arthur Andersen LLP
     23.2* Consent of Tauber & Balser

-------------

*    Filed herewith.
+    Compensatory plan or management agreement.
(1) Incorporated by reference to an Exhibit filed as part of Trinity's Registration Statement on Form S-1 (File No. 33-64489).
(2) Incorporated by reference to Exhibit C of Trinity's Proxy Statement dated April 17, 1995.
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 on Form S-4 (File No. 33-88828).
(4) Incorporated by reference to an Exhibit to the Registrant's Transition Report on Form 10-K for the Transition Period from October 1, 1994 to May 14, 1995.
(5) Incorporated by reference to an Exhibit filed as part of Post-Effective Amendment No. 1 on Form S-3 to the Registrant's Registration Statement on Form S-1 on Form S-4 (File No. 33-88828).
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-16291).
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-37329).
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the period ended December 31, 1996.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on January 13, 1998.
(10) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 8-K dated and filed on March 12, 1998.
(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1999.
(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 1999.
(13) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-Q for the quarter ended June 30, 1999.
(14) Incorporated by reference to an Exhibit filed as part of the Registrant's Form 10-K for the year ended December 31, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                           USCI, INC.

                                       By: /s/ Lee Feist
                                          -----------------------------------
                                           Lee Feist, Chief Executive Officer

Dated: April 11, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   Signature            Title                                    Date

 /s/ Lee Feist         Chairman of the Board, Chief          April 11, 2001
---------------------- Executive Officer and Director
Lee Feist              (Principal Executive Officer
                       and Principal Financial and
                       Accounting Officer)



 /s/ Bryan Finkel      Director
-----------------------
                                                              April 11, 2001
Bryan Finkel


  /s/ Henry Reinhold   Director                               April 11, 2001
-----------------------
Henry Reinhold

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page

USCI, Inc. and Subsidiaries

  Reports of Independent Public Accountants...........................  F-1 - 2
  Consolidated Balance Sheets as of December 31, 2000 and 1999........     F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.................................     F-4
  Consolidated Statements of Stockholders' Deficit for the Years
     Ended December 31, 2000, 1999 and 1998...........................     F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998................................. F-6 - 7
  Notes to Consolidated Financial Statements..........................  F-8-19

  Ameritel Communications, Inc.

  Reports of Independent Public Accountants........................... F-20-21
  Balance Sheets as of December 31, 2000 and 1999.....................    F-22
  Statements of Operations for the Year Ended December 31, 2000
    and 1999..........................................................    F-23
  Statement of Stockholders' Deficit for the Year Ended December
    31, 2000 and 1999.................................................    F-24
  Statement of Cash Flows for the Years Ended December 31, 2000
    and 1999..........................................................    F-25
       Notes to Financial Statements.................................. F-26-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
USCI, Inc.:

We have audited the accompanying consolidated balance sheet of USCI, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and G to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has a stockholders' deficit, has negative working capital, has triggered default provisions under the terms of its letters of credit, has uncertainties related to significant litigation, and has not yet obtained sufficient financing commitments to support the current or anticipated level of operations. In addition, on October 29, 1999, Ameritel Communications, Inc., a wholly-owned subsidiary of the Company filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TAUBER & BALSER, P.C.


Atlanta, Georgia
March 30, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USCI, Inc.:

We have audited the accompanying consolidated balance sheet of USCI, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCI, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has a stockholders' deficit, has negative working capital, has triggered default provisions under the terms of its letters of credit, has uncertainties related to significant litigation, and has not yet obtained sufficient financing commitments to support the current or anticipated level of operations. In addition, on October 29, 1999, Ameritel Communications, Inc., a wholly-owned subsidiary of the Company filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 14, 2000

             USCI, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                                            2000             1999
                                                                      ---------------   ----------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents,including restricted  cash
         of $300,000 in 2000 and 1999                                    $   400,140       $    300,000
     Prepaid expenses and other                                                3,610            691,017
                                                                      ---------------   ----------------
         Total current assets                                                                   991,017
                                                                             403,750

PROPERTY AND EQUIPMENT, net                                                    6,276            155,000
OTHER ASSETS                                                                  56,474              6,474
                                                                      ---------------   ----------------
         TOTAL ASSETS                                                    $   466,500      $   1,152,491
                                                                      ===============   ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Letter-of-credit advances                                          $  2,491,982      $   2,491,982
     Notes payable                                                                                    -
                                                                             183,497
     Accounts payable                                                      2,598,715          2,612,152
     Commissions payable                                                     225,571            225,571
     Accrued expenses                                                        503,213            319,520
                                                                      ---------------   ----------------

         TOTAL CURRENT LIABILITIES                                         6,002,979          5,649,225
                                                                      ---------------   ----------------

COMMITMENTS AND CONTINGENCIES

INVESTMENT IN AMERITEL                                                             -         30,592,037
                                                                      ---------------   ----------------

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.01 par value;
         5,000 shares authorized,                                                 18                 18
     Common stock, $.0001 par value; 100,000,000 shares authorized;            9,898              9,398
     Additional paid-in capital                                           66,853,573         66,131,173
     Accumulated deficit                                                (72,371,918)      (101,201,310)
     Treasury stock, at cost, 5,500 shares in 2000 and 1999                 (28,050)           (28,050)
                                                                      ---------------   ----------------
     Total stockholders' deficit                                         (5,536,479)       (35,088,771)
                                                                      ---------------   ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                                    $   466,500     $ (29,439,546)
                                                                      ===============   ================


        The accompanying notes are an integral part of these consolidated financial statements.

        USCI, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                             2000         1999         1998
                                                       --------------  -----------  -----------

REVENUES
     Subscriber sales                                     $      -     $        -  $ 41,074,235
     Activation commissions                                      -              -        14,925
     Other operating revenue                               114,726              -             -
                                                     --------------    ----------- -------------
       Total revenues                                      114,726              -    41,089,160
                                                     --------------    ----------- -------------

COST OF SALES
     Cost of subscriber sales                                    -              -    24,683,121
     Cost of agency commissions                                  -              -        11,380
     Cost of other operating revenue                         9,858              -             -
                                                     --------------    ----------- -------------
            Total cost of sales
                                                             9,858              -    24,694,501
                                                     --------------    ----------- -------------
GROSS MARGIN                                               104,868              -    16,394,659
                                                     --------------    ----------- -------------

SELLING, GENERAL AND ADMINISTRATIVE, NET                 1,674,597        764,088    32,791,669
STOCK COMPENSATION EXPENSE                                       -      1,719,464             -
SUBSCRIBER ACQUISITION AND
     PROMOTIONAL COSTS                                           -              -    18,920,271
WRITEDOWN OF LONG-LIVED ASSETS                                   -      1,711,923             -
                                                     --------------    ----------- -------------

                                                         1,674,597      4,195,475    51,711,940
                                                     --------------    ----------- -------------
OPERATING LOSS                                         (1,569,729)     (4,195,475)  (35,317,281)
                                                     --------------    ----------- -------------

OTHER INCOME (EXPENSE)
     Gain on sale of subscribers                                -               -       876,164
     Interest income                                       15,528          12,310        86,601
     Interest expense                                     (14,259)              -    (8,139,857)

     Guarantor release expense                           (702,900)              -             -
     Income (loss) from investment in Ameritel                  -     (10,406,884)            -
                                                     --------------   ------------ -------------
       Total other income (expense)                      (701,631)    (10,394,574)   (7,177,092)
                                                     --------------   ------------ -------------

NET LOSS                                             $ (2,271,360)   $(14,590,049) $(42,494,373)
                                                     ==============   ============ =============

BASIC AND DILUTED LOSS PER SHARE                     $      (0.02)   $      (0.22) $      (3.90)
                                                     ==============   ============ =============


WEIGHTED AVERAGE SHARES OUTSTANDING                    96,751,900      67,174,007    11,072,905
                                                     ==============   ============ =============



        The accompanying notes are an integral part of these consolidated financial statements.

                           USCI, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                        Preferred Stock       Common Stock        Additional
                                      ------------------  ----------------------   Paid In     Accumulated    Treasury
                                       Shares    Amount     Shares     Amount      Capital       Deficit       Stock        Total
                                      --------  --------  ---------- ----------- -----------   -------------  ---------  -----------

BALANCE, December 31, 1997                -   $    -    10,267,309 $   1,027   $ 36,836,625  $ (43,122,580) $ (28,050) $(6,312,978)

   Issuance of Convertible
   Preferred Stock                    1,500       15             -         -     13,384,497              -          -   13,384,512
   Sale of common stock
                                          -        -       423,913        43      2,258,354              -          -    2,258,397
   Exercise of stock options
                                          -        -         3,043         -          5,221              -          -        5,221
   Exercise of warrants
                                          -        -           987         -          3,751              -          -        3,751
   Warrants issued in connection
   with debt financings                   -        -             -         -      4,647,000              -          -    4,647,000
   Dividends on Convertible
   Preferred Stock                        -        -             -         -        644,415       (644,415)         -
   Common stock issued in lieu of
   interest                               -        -        34,000         3        135,317              -          -      135,320
   Conversion of preferred stock
   to common stock                      (90)      (1)      814,939        82         (4,350)             -          -       (4,269)
   Conversion of notes payable to
   common stock                           -        -       462,637        46      1,542,520              -          -    1,542,566
   Conversion of notes payable to
   preferred stock                      500        5             -         -      3,999,995              -          -    4,000,000
   Net loss                               -        -             -         -              -    (42,494,373)         -  (42,494,373)
                                    --------- --------- ------------ ---------  ------------ -------------- ---------- -----------

BALANCE, December 31, 1998            1,910       19    12,006,828     1,201     63,453,345    (86,261,368)   (28,050) (22,834,853)
   Issuance of common stock
                                          -        -     6,170,045       617      2,167,901              -          -    2,168,518
   Dividends on Convertible
   Preferred Stock                        -        -             -         -        349,893       (349,893)         -
   Exercise of stock options              -        -       798,156        80        167,533              -          -      167,613
   Conversion of preferred stock to
      common stock                     (175)      (1)   75,000,000     7,500         (7,499)             -          -
   Net loss                               -        -             -         -              -    (14,590,049)         -  (14,590,049)
                                    --------- --------- ------------ ---------  ----------- --------------  ---------- -----------
BALANCE, December 31, 1999            1,735       18    93,975,029     9,398     66,131,173   (101,201,310)  ( 28,050) (35,088,771)
   Issuance of common stock               -        -        50,000        50         19,950                                 20,000
   Release of subsidiary debt guarantee   -        -             -         -              -     31,100,752          -   31,100,752
   Issuance of stock for settlement
      of liabilities                      -        -     4,500,000       450        702,450              -          -      702,900
   Net loss                               -        -             -         -              -     (2,271,360)         -   (2,271,360)
                                    --------- --------- ------------ ---------  -----------  --------------  ---------- ----------

BALANCE, December 31, 2000            1,735    $  18    98,525,029   $ 9,898    $66,853,573  $ (72,371,918) $ (28,050) $(5,536,479)
                                    ========= ========= ============ =========  ===========  ==============  ========== ==========




        The accompanying notes are an integral part of these consolidated financial statements.

        USCI, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                              2000          1999         1998
                                                            ---------    -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $(2,271,360)   (14,590,049)   (42,494,373)
                                                           ----------    ------------   ------------
     Adjustments:
         Depreciation and amortization                        156,409        732,685      2,664,476
         Amortization of discount on notes payable                  -              -      5,342,000
         Amortization of deferred financing costs                   -              -      1,124,509
         Provision for losses on accounts receivable                -         12,166     11,539,141
         Gain from sale of subscribers                              -              -       (876,164)
         Stock compensation expense                                 -      1,719,464              -
         Stock issued for settlement of liabilities           702,900              -              -
         (Income) loss from investment in subsidiary                -     10,406,884              -
         Restructuring and other special charges                    -      1,711,923              -
         Changes in:
            Accounts receivable:
              Trade                                                 -              -    (17,131,129)
              Other                                                 -         35,366      1,091,551
            Prepaid expenses and other                        687,407        230,650        361,005
            Commissions payable                                     -        (17,607)      (874,561)
            Accounts payable and accrued expenses             170,257        745,328     10,923,310
            Promotional deposits                              (50,000)    (1,053,387)      (642,668)
                                                           -----------    ------------   -----------
              Total adjustments
                                                            1,666,973     14,523,472     13,521,470
                                                           -----------    ------------   -----------
         Net cash used by operating activities
                                                             (604,387)       (66,577)    28,972,903)
                                                           -----------    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                      (7,685)             -       (601,427)
                                                           -----------    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, long-term debt and
         credit facility
                                                              183,497              -      26,631,199
     Payments received from Ameritel
                                                                    -       366,577                -
     Repayment of notes payable and credit facility
                                                                    -             -      (12,642,631)
     Change in Investment in Ameritel
                                                              508,715             -                -
     Exercise of stock options
                                                                    -             -            8,972
     Issuance of Convertible Preferred Stock
                                                                    -             -       15,000,000
     Sale of common stock
                                                               20,000             -        2,489,999
     Costs associated with debt offerings                           -             -         (416,891)
     Costs associated with equity offerings                         -             -       (1,847,090)
                                                            -----------    ------------   -----------
         Net cash provided by (used in) financing
         activities                                           712,212       366,577       29,223,558
                                                            -----------    ------------   -----------

NET INCREASE (DECREASE) IN CASH                               100,140       300,000         (350,772)

CASH AND CASH EQUIVALENTS, beginning of year                $       -             -      $ 1,105,530
                                                            -----------    ------------   -----------

CASH AND CASH EQUIVALENTS, end of year                      $ 100,140       $     -      $   754,758
                                                            ===========    ============   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




SUPPLEMENTAL INFORMATION:
     Interest paid
                                              $     -    $     -    $  796,067
                                              ========= ========== ============

     Noncash financing activities:
         Warrants issued in connection with
         letter-of-credit                     $     -    $     -    $4,467,000
                                              ========= ========== ============

         Conversion of notes payable
                                              $  -       $  -       $5,542,566
                                              ========= ========== ============



  The accompanying notes are an integral part of these consolidated financial statements.

     USCI, INC., AND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998



NOTE A - OPERATIONS

USCI, Inc. (the "Company") is a marketer of IP Telephony products and services, an accounts receivable management and debt recovery agency, and a reseller of cellular services to subscribers via reselling agreements with carriers through its wholly-owned subsidiary, Ameritel Communications, Inc. ("Ameritel"). Prior to November 1996, before becoming a reseller, the Company was a nationwide agent for companies providing cellular and paging communication services through national distribution channels.

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

The Company has never operated at a profit since its inception in 1991 and had losses of $2,271,360, $14,590,049, and $42,494,373 for the years ended December 31, 2000, 1999, and 1998 respectively. Additionally, at December 31, 2000, the Company had an accumulated deficit of $72,371,918 a stockholders' deficit of $5,536,479 and a working capital deficiency of $5,599,229. The Company will require substantial financing for working capital for a period of time until profitability is achieved, if ever, and there can be no assurance that the Company will be successful in its efforts to arrange this financing.
In the second half of 1999, the Company altered its operations in an effort to achieve future profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and the adoption of its internet telephony initiative. During the first half of 2000, AmericomOnline.com, Inc. a wholly owned subsidiary, entered into an agreement with Net2Phone, Inc. to market their IP Telephony products and services to specific mass-market channels. During the second half of 2000, Telcollect, Inc., a wholly owned subsidiary specializing in accounts receivable management and the recovery of past due consumer and commercial debts was established. While the Company believes that these efforts will position it favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that the Company will be successful in growing revenues or operating profitably.

The factors discussed above raise substantial doubt about the ability of the Company to continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999, and effectively the Company no longer exercises control over this subsidiary. Investments in nonconsolidated affiliates (majority-owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999.

Revenue Recognition

For the year ended December 31, 1998, Ameritel accounted for all of the Company's revenue. For the year ended December 31, 1999, all revenue was generated by Ameritel and thus the consolidated statement of operations reflects no revenue for the year as a result of the de-consolidation of Ameritel discussed above. For the year ended December 31, 2000, the consolidated statement of operations includes only revenue from marketing of IP telephony products and services to consumers and providing accounts receivable management and past due debt recovery services to other companies.
The Company recognizes an activation commission pursuant to the activation of cellular and paging devices with a contracted carrier at a contracted amount per activation. The Company simultaneously recognizes a related commission pass-through expense at a contracted amount per activation. The Company reserves a portion of these commission revenues for estimated chargebacks to the Company arising from deactivations of cellular and paging devices by customers during specified contract periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 1999 was $300,000 of certificates of deposit which were restricted to cover letters-of-credit required as collateral by an employment agreement with an officer of the Company.

Fair Value of Financial Instruments

Fair value of financial instruments that are assets are estimated to approximate their carrying value December 31, 2000. It is not practicable to estimate the fair value of the Company's liabilities at that date because of the Company's inability to fund its liabilities.

Property and Equipment

Property and equipment are stated at cost except as discussed below. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which are five years for equipment and furniture and fixtures and the shorter of the useful life or lease term for leasehold improvements.

Property and equipment, at cost, consist of the following at December 31, 2000 and 1999:

                                                 2000            1999
                                             -------------   -------------

              Equipment                       $    7,685      $155,000
              Less accumulated depreciation
                                                   1,409             -
                                             -------------   -------------
                                              $    6,276      $155,000
                                             =============   =============


As of December 31, 1999, the Company had pledged all of its fixed assets in connection with Ameritel's credit facility agreement. During 2000, Ameritel's lender foreclosed on all of the fixed assets.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company evaluates whether events and circumstances have occurred that indicate possible impairment. As a result of this review and based upon an independent third party valuation, the Company recorded an impairment loss of $801,590 related to certain equipment in 1999. The impairment loss for these assets to be held and used was included in the writedown of long-lived assets within the statement of operations.

Other Assets
Other assets at December 31, 2000 and 1999 consisted of the following:

                                                     2000             1999
                                                  ------------     ------------
              Deposits                             $ 55,374         $   5,374
              Other
                                                      1,100             1,100
                                                  ------------     ------------
                                                   $ 56,474         $   6,474
                                                  ============     ============



During 1999, the Company reviewed certain of its long-lived assets including its capitalized system development costs and purchased software. As a result of this review and based upon an independent third party valuation, the Company recorded an impairment loss related to systems development costs and purchased software of $910,333. This amount is included in the writedown of long-lived assets within the statement of operations.

Investment in Ameritel

As discussed above, due to the Chapter 11 bankruptcy filing by Ameritel, USCI began accounting for its investment in Ameritel under the equity method of accounting as of January 1, 1999. Summarized financial information of Ameritel as of and for the years ended December 31, 2000 and 1999 were as follows:


            December 31,                                       2000              1999
                                                          --------------    ---------------


            Total assets                                   $    546,441       $  2,373,951

            Total liabilities                                52,950,760         54,822,294
                                                          --------------    ---------------
            Stockholder's deficit                          $(52,404,319)      $(52,448,343)
                                                          ==============    ===============

            For the year ended December 31,
            Revenues                                       $   4,678,385      $ 15,360,812

            Costs                                              4,642,162        25,767,696
                                                          --------------    ---------------
            Loss before extraordinary items and income     $      36,223      $(10,406,884)
            taxes                                         ==============    ===============



Total liabilities include intercompany payables to USCI, Inc. of $18,854,608 and $21,856,306 at December 31, 2000 and 1999, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 1999 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel. No adjustments have been made to this Investment in Ameritel to reflect the impact that would result if any adjustments of Ameritel's assets or liabilities are made as part of its Chapter 11 reorganization case. Therefore, this Investment in Ameritel does not purport to represent the net liability of USCI in connection with the Bankruptcy proceedings.

In 2000, the Company was released from its guarantee of Ameritel's debt (See Note C) and accordingly reduced its investment balance to zero as is required under the equity method.

Subscriber Acquisition and Promotional Costs
Subscriber acquisition costs and promotional costs include costs incurred to acquire subscribers, including commissions, discounts given to consumers for reduced airtime and other promotions, and advertising.

Other Income
In November 1998 the Company sold its paging services subscriber base to a paging vendor for the amount owed to the vendor, which resulted in a gain of $876,164.

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

Net loss attributable to common stockholders for the years ended December 31, 1999 and 1998, as adjusted by dividend requirements on the Company's convertible preferred stock was $14,939,942 and $43,138,788, respectively. There were no preferred dividend requirements for the year ended December 31, 2000.

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

Long-Lived Assets

The Company periodically evaluates the carrying values of its long-lived assets, such as property and equipment and systems development costs, to determine whether any impairment is other than temporary. Management believes the long-lived assets in the accompanying balance sheets, as adjusted, are appropriately valued after the impairment charges discussed above.
Significant Concentrations
For the year ended December 31, 1998, approximately 75% of subscriber revenue was attributable to one merchandiser's activation's with the Company. In October 1998, the Company's relationship with the merchandiser was terminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE C - LETTER -OF-CREDIT ADVANCES AND NOTES PAYABLE

Credit Facility

On April 14, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel") entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") in which the original Loan and Security Agreement entered into on September 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons entered into a Participation Agreement with Foothill in connection with the restructuring of the outstanding $20 million credit facility with Foothill. The participants in the Foothill facility made an aggregate of $7 million available as term loans. Although the limit of the credit facility was reduced from $20 million to $17.5 million, the $7 million allocated for term loans was available for working capital upon certain conditions. The $10.5 million limit was structured as part revolver, part term loan and part letter of credit. Also, there were approximately $1 million in standby letters of credit outstanding under the line. The Company guaranteed payment of amounts due under the above Agreement.

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

On the eighteenth month anniversary of the agreement date, Foothill is to receive such additional shares of common stock of the Company as to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula. The additional shares to be issued, if any, under this formula cannot exceed 2,000,000 shares. If additional shares are issued, the value of the stock issued will be recorded as an expense at that date. The value of the stock will be based on the market price at the date the number of shares to be issued is determined.

NOTE D - STOCKHOLDERS' DEFICIT

Common Stock

During 1999, the Company issued 6,170,045 shares of common stock. The Company issued 5,000,000 shares to an independent consultant pursuant to a consulting agreement, 300,000 shares to the new Board of Directors (100,000 shares per member), 350,000 shares to a then current employee and an additional 520,045 shares to current employees and directors for the shares utilized in October 1997 as collateral for a letter-of-credit issued by an investment banker. The value of these issuances totaled $2,168,518, of which $691,017 remained in prepaid expenses at December 31, 1999.

During 2000, the Company issued 4,550,000 shares of common stock. The Company issued 4,000,000 shares in connection with the Release of Guaranty and Termination of Security Interests between Tranche B Inc. and the secured lender providing the credit facility to Ameritel (see Note C), 500,000 in connection with the RadioShack settlement (see Note G), and 50,000 shares for $20,000 cash.

Preferred Stock

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

At December 31, 2000, the Company had a total of 1,735 shares of Preferred stock outstanding, comprised of 385 shares of Series A, 500 shares of Series B, 500 shares of Series C and 350 shares of Series D. The Series A, B, and C Preferred shares each have a stated value of $10,000 per share and the Series D Preferred shares each have a stated value of $8,000. The Preferred stock is convertible into common stock of the Company at a conversion price equal to the lesser of $1.00 per share or 85% of the average closing bid price of the Company's common stock over the five trading days preceding conversion.
Stock Options

The Company's 1992 Stock Option Plan (the "1992 Plan"), as amended, provides for the issuance of up to 750,000 incentive and nonqualified stock options to key employees and nonemployee directors. In March 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which also provides for the issuance of up to 750,000 incentive and nonqualified stock options. In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the issuance of up to 5,000,000 incentive and nonqualified stock options. The 1992 Plan, the 1997 Plan, and the 1999 Plan are hereafter referred to as the "Option Plans."

Options are granted at an exercise price which is not less than fair value as estimated by the Board of Directors and become exercisable as determined by the Board of Directors, generally over a period of four to five years. Options granted under the Option Plans expire ten years from the date of grant. At
December 31, 2000, options to purchase 4,325,844 shares of common stock were available for future grant under the Option Plans.

Additionally, the Company from time to time grants options outside of the Option Plans to nonemployee directors, employees, and consultants. The Company granted no options outside the Option Plans during the three years ended December 31, 2000.

Transactions related to stock options for each of the three years in the period ended December 31, 2000 are as follows:
                                                                  Weighted
                                                                  Average
                                                     Shares        Price
                                                   ------------  -----------

      Options outstanding at December 31, 1997       1,526,170       $5.13
             Granted                                   377,500        5.55
             Forfeited                               (240,879)        6.34
             Exercised                                 (3,043)        1.72
                                                   ------------

      Options outstanding at December 31, 1998       1,659,748        4.99
             Granted                                 2,478,312        0.32
             Forfeited                               (981,764)        4.55
             Exercised                               (798,156)        0.21
                                                   ------------

      Options outstanding at December 31, 1999       2,358,140        2.68
             Granted                                    60,000        0.14
             Forfeited                               (563,479)        0.70
             Exercised
                                                             -
                                                   ------------

      Options outstanding at December 31, 2000       1,854,661        2.27
                                                   ============

      Exercisable at December 31, 2000               1,693,501        2.45
                                                   ============



The following table summarizes information about stock options outstanding at December 31, 2000:

                      Options  Outstanding                   Options Exercisable
          ----------------------------------------------     -------------------
                                               Weighted
                                  Weighted     Average                  Weighted
    Range of                      Average     Remaining                 Average
    Exercise          Number      Exercise   Contractual     Number     Exercise
     Prices         of Shares      Price        Life       of Shares    Price
----------------- ------------  -----------  -----------   ----------- ---------

$0.14 - $3.00     1,216,156    $  0.31         6.6         1,057,396   $   0.32
$3.01 - $4.50       109,000       4.22         1.3           106,600       4.23
$4.51 - $6.75       479,505       6.16         1.5           479,505       6.16
$6.76 - $8.50        50,000       8.25         0.3            50,000       8.25
                  ---------                                -----------
                  1,854,661                                1,693,501
                  =========                                ===========

The Company accounts for the stock purchase and stock option plans under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with additional disclosure that shows what the Company's net loss and loss per share would have been using the compensation model under SFAS No. 123.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants:

                                    2000        1999         1998
                                 -----------  ----------  -----------

      Risk-free interest rate       6.0%         6.0%        5.9%
      Expected dividend yield       0.00         0.00        0.00
      Expected lives             Five years   Five years  Five years
      Expected volatility            50%          50%         50%


The total values of the options granted during the years ended December 31, 2000, 1999, and 1998 were computed as approximately $40,828, $282,240, and $1,138,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                             2000           1999           1998
                                          ----------    -------------  -------------
        Net loss:
            As reported                  $(2,271,360)   $(14,590,049)  $(42,494,373)
            Pro Forma                    $(2,312,188)   $(14,730,789)  $(43,141,051)
        Basic and diluted loss per share:
            As reported                  $     (0.02)   $      (0.22)  $      (3.90)

            Pro Forma                    $     (0.02)   $      (0.22)  $      (3.95)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Outstanding Warrants

At December 31, 2000, the Company had outstanding warrants to purchase 1,172,282 shares of common stock at a weighted average exercise price of $6.07.

NOTE E -- WRITEDOWN OF LONG-LIVED ASSETS

During 1999, the Company conducted a review of certain long lived assets owned by the Company's wholly-owned subsidiary, U.S. Communications, Inc. (the "U.S. Communications assets"). As a result of this review, based upon an independent third party valuation, the Company recorded a loss on the impairment of the U.S. Communications assets in the amount of $1,711,923 (See Note B).

NOTE F - EXPENSES RELATED TO SETTLEMENTS

As noted, the Company issued 4,500,000 shares of common stock in conjunction with settlements of claims by a vendor of Ameritel and as consideration for its release as guarantor of certain secured debt of Ameritel (see Note G). The terms of the transactions were finalized and approved by the Board of Directors in a meeting on April 29, 2000. The value of the stock issued was determined by the closing price of the stock on the day preceding and the day following the Board's action. The resulting charge of $702,900 is included in guarantor release expense for the year ended December 31, 2000.

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
The Company and subsidiaries lease office space under noncancellable operating leases. Total operating lease expenses for 2000 and 1999 were $90,140 and $156,600, respectively.. In 1999, lease expense was included in "Income (loss) from investment in Ameritel" in the accompanying Consolidated Statements of Operations.

In February 2000, the Company entered into a sublease for office space more suitable to its reduced level of operations. The sublease runs for 31 months, terminating September 14, 2002. Under the terms of the sublease, the Company pays rent of $8,333 per month from September 1, 2000 through August 31, 2001 and $10,000 per month for the period September 1, 2001 through September 14, 2002. The Company occupied the space rent free until September 1, 2000. $73,333 of rent expense was recognized in 2000.

Future minimum lease payments on this noncancelable operating lease as of December 31, 2000 are as follows:

              Year ending December 31,
                     2001                                    $ 106,664
                     2002                                       75,000
                                                            -----------
                                                             $ 181,664
                                                            ===========


Contract Termination and Litigation

Ameritel had an agreement with RadioShack, a division of Tandy, to be the exclusive provider of analog cellular communications services to RadioShack's retail locations in the greater New York metropolitan area. The contract was guaranteed by the Company. In October 1998, the contract was terminated and RadioShack initiated legal action in December 1998 seeking more than $11,000,000. During 2000, the parties agreed to a mutual release of all claims against each other (the Company had filed a counterclaim) which was approved by the Bankruptcy Court. As a condition to the mutual release, the Company issued 500,000 shares of common stock to Ameritel Communications, Inc. in August 2000, and may be required to issue as many as 250,000 additional shares in eighteen months, depending upon the price of the stock at that time. If additional shares are issued, the value of the stock issued will be recorded as an expense at that date. The value of the stock will be based on the market price at the date the number of shares to be issued is determined.

Various vendors have instituted lawsuits against the Company or its subsidiaries (excluding Ameritel Communications, Inc.) demanding payment of amounts owed. The Company is attempting to negotiate settlements of the outstanding claims, some of which have been reduced to judgement. There can be no assurance that the Company will successfully defend or settle these lawsuits or prevail in any counterclaim. Most of these actions involve an inactive subsidiary, which has virtually no assets and generated no revenue in the three years ended December 31, 2000. Failure to favorably resolve these matters will have a material adverse effect on the Company and could compel the Company, or at least the subsidiary, to seek protection under the federal bankruptcy system, either voluntarily or involuntarily. The ultimate outcome of these matters cannot be determined at this time.

Employee Contracts

During 1999, the Company entered into an employee contract with a senior executive for a term expiring in 2005. The contract provides for an annual salary ranging from $275,000 to $355,000. In addition, the employee is to receive incentives based on performance, a guaranteed bonus of $75,000 after the first year of employment (which the executive has deferred until the Company reports a profit for any quarter) and stock options dependent on certain conditions. The contract includes a provision for a lump sum cash severance payment of $600,000 in the event the contract is terminated for certain reasons and is partially secured by a $300,000 letter-of-credit.

Letter of Credit Advances

In 1997, the Company and Ameritel entered an agreement with an investment banking firm which provided that the investment bank would establish standby letters of credit for up to $3,750,000 to satisfy requirements of certain Ameritel clients and vendors. Under the terms of the agreement, the Company was required to pledge 545,045 shares of common stock of the Company. Some of the Company's officers, directors and other stockholders agreed to deposit the required shares in return for options to purchase 54,505 shares of common stock at $6.00 per share.

In October 1998, two vendors received $2,700,000 under the letter-of-credit. The investment bank took control of the common stock held for collateral. At December 31, 2000 and 1999, the liability to the investment bank has a balance of $2,491,982. Ameritel is in default under the terms of the agreement, but the investment bank has made no demand of the Company. While the Company believes it has a reasonable basis for a claim against the investment bank, there can be no assurance the Company would be successful in defending or settling this liability should the investment bank make such demand.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, the Company believes these proceedings should not ultimately result in any liability that would have a material effect on the financial position, liquidity or results of operations of the Company. See Note C for commitment to issue up to an additional 2,000,000 shares of stock.

NOTE H - INCOME TAXES

The Company has incurred net operating losses ("NOL's") since inception. As of December 31, 2000 and 1999, the Company had net operating loss carryforwards totaling $94,604,418 and $92,384,725, respectively, which expire at various times beginning in 2006. Due to the recurring operating losses, a valuation allowance has been provided against the entire amount of its net deferred tax assets. A portion of the net operating loss carryforwards is subject to substantial limitation due to the change of control in 1995. The effective income tax rate of 0.0% for the years ended December 31, 2000 and 1999 differs from the U.S. statutory rate due to the valuation allowance.

Components of deferred tax assets are as follows at December 31, 2000 and 1999:

                                                   2000             1999
                                              --------------   --------------

     Deferred tax assets
          Net operating loss carryforwards     $ 36,668,484     $36,030,043
          Allowance for doubtful accounts         4,112,097       3,529,432
                                              --------------   --------------
                                                 40,780,581      39,559,475
     Valuation allowance                        (40,780,581)    (39,559,475)
                                              --------------   --------------

     Deferred tax assets
                                               $          -     $         -
                                              ==============   ==============


NOTE I - SUBSEQUENT EVENTS

As of April 2001, a motion is pending to dismiss the Ameritel bankruptcy primarily based upon Ameritel's apparent inability to confirm a Chapter 11 plan of reorganization.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders USCI, Inc.:

We have audited the accompanying balance sheet of Ameritel Communications, Inc. (a debtor-in-possession and a wholly-owned subsidiary of USCI, Inc.,) as of December 31, 2000 and the related statements of operations, stockholder's deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameritel Communications, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court on October 29, 1999. The Chapter 11 filing was a result of the substantial losses sustained by the Company and the Company's inability to raise capital required to support its existing business. The Company has also violated certain restrictive covenants under certain letters of credit due to its reduced subscriber base, reduced revenue levels and net loss. These matters raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the approval and confirmation by the creditors and Bankruptcy Court of the aforementioned plan of reorganization, the success of future operations, and/or the amount and classification of liabilities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TAUBER & BALSER, P.C.


Atlanta, Georgia
March 30, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders

We have audited the accompanying balance sheet of Ameritel Communications, Inc. (a debtor-in-possession and a wholly-owned subsidiary of USCI, Inc. as of December 31, 1999 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameritel Communications, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court on October 29, 1999. The Chapter 11 filing was a result of the substantial losses sustained by the Company and the Company's inability to raise capital required to support its existing business. The Company has also violated certain restrictive covenants under certain letters of credit due to its reduced subscriber base, reduced revenue levels and net loss. These matters raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the approval and confirmation by the creditors and Bankruptcy Court of the aforementioned plan of reorganization, the success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 14, 2000

                          AMERITEL COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                 2000             1999
                                                             ------------      ------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents - $50,500 restricted in
       2000 and 1999                                         $   285,999       $  304,161
    Accounts receivable - trade, net of allowances of
       $2,054,115 and $2,855,535                                 175,218        2,006,003
    Prepaid expenses and other
                                                                  49,622           29,989
                                                              -----------      -----------
           Total current assets                                  510,840        2,340,153
COMPUTER EQUIPMENT, net of accumulated
    depreciation of $10,951 and $4,296                             9,011           15,664
OTHER ASSETS                                                      26,591           18,134
                                                              -----------     ------------

           TOTAL ASSETS                                       $  546,441        2,373,951
                                                              ===========     ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities not subject to compromise:
    Current liabilities
       Accrued expenses                                       $  211,580       $ 138,561
       Accounts payable                                          467,148         467,148
                                                              -----------     ------------
           Total current liabilities                             678,728         605,709

Liabilities subject to compromise                             52,272,032      54,216,585
                                                              -----------     ------------

           Total liabilities                                  52,950,760      54,822,294
                                                              -----------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
    Common stock, no par value, 2,000 shares authorized and
       Issued                                                        100            100
    Additional paid-in capital                                    77,800              -
    Accumulated deficit                                      (52,482,219)   (52,448,443)
                                                             ------------    ------------
        Total stockholder's deficit                          (52,404,319)   (52,448,343)
                                                             ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT       $   546,441     $2,373,951
                                                             ============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                          AMERITEL COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                        2000           1999
                                                                   --------------  -------------

REVENUES                                                           $  4,678,385    $  15,360,812

COST OF SALES                                                         2,052,716        7,847,964
                                                                   -------------   --------------

GROSS MARGIN                                                          2,625,669        7,512,848
                                                                   -------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE                                   4,156,521       13,765,016

SUBSCRIBER ACQUISITION AND PROMOTIONAL
      COSTS                                                             522,153        1,617,913

REORGANIZATION ITEM                                                           -          395,164
                                                                  -------------   ---------------
                                                                      4,678,674       15,778,093
                                                                  -------------   ---------------

OPERATING LOSS                                                       (2,053,005)      (8,265,245)
                                                                  -------------   ---------------

OTHER INCOME (EXPENSE)
      Interest income                                                     2,718           10,163
      Interest expense (contractual amount $2,508,102 in 2000)
          a reorganization item)                                              -       (2,151,802)
      Gain on settlement of liabilities                               2,086,510                -
                                                                  -------------   ---------------
                                                                      2,089,228       (2,141,639)
                                                                  -------------   ---------------

NET INCOME (LOSS)                                                 $      36,223    $ (10,406,884)
                                                                  =============   ================



              The accompanying notes are an integral part of these
                             financial statements.

                          AMERITEL COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)
                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               Common Stock      Additional   Accumulated
                                           ---------------------
                                             Shares    Amount     Paid-in      Deficit          Total
                                                                  Capital
                                           --------- ---------- ----------    ------------    ------------

BALANCE, December 31, 1998                  2,000     $ 100      $     -     $ (42,041,559)   $(42,041,459)

      Net loss                                  -         -            -       (10,406,884)    (10,406,884)
                                           --------- ---------- ----------     -------------  -------------

BALANCE, December 31, 1999                  2,000       100            -       (52,448,443)    (52,448,343)

Contribution of stock from USCI, Inc.           -         -       77,800                 -          77,800

Comprehensive loss:
      Net income                                -         -            -            36,223          36,223
      Unrealized loss on equity securities
      of USCI, Inc.                             -         -            -           (69,999)       (69,999)
                                                                               -------------  -------------

                                                                                   (33,776)       (33,776)
                                                                               -------------  -------------

BALANCE, December 31, 2000                  2,000   $   100    $  77,800      $(52,482,219)  $(52,404,319)
                                           ========= ========== ==========     =============  =============




              The accompanying notes are an integral part of these
                             financial statements.

                          AMERITEL COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)
                             STATEMENT OF CASH FLOWS


                                                                  2000            1999
                                                             -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                       $    36,223   $ (10,406,884)
                                                             --------------  --------------
       Adjustments:
          Gain on settlement of liabilities                     (2,086,510)              -
          Depreciation and amortization                              6,654           2,455
          Reorganization item                                            -         395,164
          Changes in:
             Accounts receivable - trade                         1,830,785       6,208,479
             Prepaid expenses and other                            (20,290)         37,172
             Commissions payable                                         -          (2,375)
             Accounts payable and accrued expenses                  73,019     (10,594,685)
             Promotional deposits and other liabilities                  -         (80,492)
                                                             --------------  ---------------

                Total adjustments                                 (196,342)     (4,034,282)
                                                             --------------  ---------------

                Net cash used in operating activities             (160,119)    (14,441,166)
                                                             --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                              -         (12,595)
                                                             --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds and draws from notes payable, long-term
          debt and Credit Facility                                       -      20,059,719
       Repayment of notes payable and Credit Facility                    -      (5,705,733)
       Receipts from (payments to) parent company                  141,957        (366,577)
                                                             --------------  ---------------

                Net cash provided by financing activities          141,957      13,987,409
                                                             --------------  ---------------
NET DECREASE IN CASH
                                                                   (18,162)       (466,352)
CASH AND CASH EQUIVALENTS, beginning of year
                                                                    304,161         770,513
                                                             --------------  ---------------

CASH AND CASH EQUIVALENTS, end of year                        $    285,999   $     304,161
                                                             ==============  ===============

SUPPLEMENTAL INFORMATION
       Interest paid                                          $        -     $   2,151,802
                                                             ==============  ===============

NONCASH INVESTING AND FINANCING ACTIVITIES
       Contribution of stock from USCI, Inc.                  $     77,800   $           -
                                                             ==============  ===============



              The accompanying notes are an integral part of these
                             financial statements.

                          AMERITEL COMMUNICATIONS, INC.
                             (DEBTOR-IN-POSSESSION)
                     (WHOLLY OWNED SUBSIDIARY OF USCI, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - CHAPTER 11 REORGANIZATION PROCEEDINGS

Ameritel Communications, Inc. (the "Company"), is a wholly owned subsidiary of USCI, Inc. (the "Parent Company"). The Company is a reseller of cellular services to subscribers via reselling agreements with carriers. Effective October 1998, the Company ceased the active acquisition of new subscribers.

On October 29, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081) (the "Bankruptcy Court"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a Debtor-in-possession. These claims are reflected in the balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and from the determination by the Bankruptcy Court for relief from the stay. Secured claims are secured by liens on substantially all of the Company's assets.

The Company has not yet filed a plan of reorganization. Such a plan may result in additional reorganization charges, as well as impairment of certain assets included in these financial statements.

Entering reorganization, although a significant event, does not ordinarily affect or change the application of accounting principles followed by a company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern in accordance with the AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code. Specifically, the financial statements do not present the amounts that will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues from subscriber sales are recorded for charges to customers for monthly access, cellular and paging airtime, roaming, and long distance, as such services are rendered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 1999 was $50,500 of certificates of deposit.

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

Reorganization Item

In accordance with SOP 90-7, and the reorganization of the Company under Chapter 11 of the U.S Bankruptcy Code, the Company wrote off certain deferred financing costs. The related expense of $395,164 is reflected in the statement of operations for the year ended December 31, 1999 as Reorganization Item.

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

Fair Value of Financial Instruments

Fair value of financial instruments that are assets is estimated to approximate their carrying value at December 31, 2000. It is not practicable to estimate the fair value of the Company's liabilities at that date because the Company is subject to the provisions of the bankruptcy code and because of the Company's inability to fund its liabilities.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE

At December 31, 2000 and 1999 "liabilities subject to compromise" was comprised of the following:

                                                                             2000           1999
                                                                        --------------  --------------
                               Item
              ------------------------------------------------
               Secured Liabilities                                      $12,811,419       $12,524,772
               Due to parent and affiliates                              18,854,608        21,856,306
               Unsecured priority claims                                  1,337,225         1,337,225
               Unsecured nonpriority claims                              19,268,780        18,498,282
                                                                        -------------    -------------
                             Total Liabilities Subject to Compromise    $52,272,032       $54,216,585
                                                                        =============    =============

Secured Liabilities

The Company had a revolving credit and term loan facility in place with a commercial lender ("lender"). Funding under the term loan ceased when the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company was able to borrow additional money under the revolving credit facility subsequent to the filing based upon cash collateral and extensions allowed by the U.S. Bankruptcy Court. Term loans bear interest at 10.25% and revolving credit borrowings bear interest at 9.25%. Substantially all of the assets of the Company are pledged as collateral for these borrowings. In addition, the Parent had guaranteed the total indebtedness.

On April 28, 2000, Tranche B, Inc., the Parent and the lender entered a Purchase and Assignment Agreement which assigned all rights, title and interest in and to the claims of the lender against the Company, the Parent and guarantors to Tranche B, Inc. Tranche B is owned and controlled by shareholders who hold a controlling interest in the Parent. Concurrent with this agreement, Tranche B released the Parent from all obligations related to the revolving credit and term loan facility.

Secured Liabilities consists of the following:


                                       December 31,
                           -------------------------------------
                                          2000          1999
                                       ----------    -----------

              Term Loan              $ 11,637,517   $  11,424,107
              Revolving Credit          1,173,902       1,100,665
                                      ------------  -------------
              Total                  $ 12,811,419   $  12,524,772
                                      ============  =============


Unsecured Priority Claims

Unsecured priority claims consists of taxes and certain other debts owed to governmental units. A significant portion of these claims represent amounts owed to various government authorities for taxes.

Unsecured NonPriority Claims

Unsecured nonpriority claims consist of accounts payable, notes payable, liabilities under letters of credit, and other accrued expenses incurred in the normal course of business. The note payable is a $12,376,995 note payable to the Company's largest vendor, entered into in April 1999. Under the terms of the original agreement, the Company was to repay the balance in equal monthly payments through April 2003. Interest is payable monthly at 6%. Pursuant to the agreement, the Company is required to make current payments for its monthly airtime usage and to secure a standby letter of credit totaling $1,000,000. As of December 31, 2000 and 1999, the Company had made only one payment to the vendor under the terms of the agreement.

Contract Termination and Litigation

The Company had an agreement with RadioShack, a division of Tandy, to be the exclusive provider of analog cellular communications services to RadioShack's retail locations in the greater New York metropolitan area. Ameritel was party to the contract which was guaranteed by the Parent. In October 1998, the contract was terminated by RadiShack who initiated legal action in December 1998 seeking more than $11,000,000. During 2000, the parties agreed to a mutual release of all claims against each other (the Company had filed a counterclaim) which was approved by the Bankruptcy Court. As a condition to the mutual release, the Parent issued 500,000 shares of the Parent's common stock to the Company and may be required to issue additional stock, not to exceed 250,000 shares, depending upon the market price of the stock eighteen months after the release. As a result of the settlement, the Company recorded a gain of $2,086,510, which represented the net liability to RadioShack at the time of the settlement.

In 1997, the Company and the Parent entered an agreement with an investment banking firm which provided that the investment bank would establish standby letters of credit for up to $3,750,000 to satisfy requirements of clients and vendors. Under the terms of the agreement, the Parent was required to pledge 545,045 shares of common stock of the Parent. Some of the Parent's officers, directors and other stockholders agreed to deposit the required shares in return for options to purchase 54,505 shares of common stock at $6.00 per share.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, the Company believes these proceedings should not ultimately result in any liability that would have a material effect on the financial position, liquidity or results of operations of the Company.

NOTE D - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leased certain office space and telecommunications and office equipment under noncancellable operating leases that expired at various times in 2000. At December 31, 2000, there were no future minimum lease payments under noncancellable operating leases.

The expenses for operating leases were $90,140 and $156,600 for the years ended December 31, 2000 and 1999, respectively.

NOTE E - INCOME TAXES

The Company's results are included in the federal and state income tax returns of the Parent. For purposes of these financial statements, the income tax provision has been determined on a basis as if the Company were a separate taxpayer. Due to the history of losses incurred by the Company, the net deferred tax asset resulting from net operating loss carryforwards is not considered probable of realization and therefore is offset in all periods presented by a valuation allowance.

NOTE F - SUBSEQUENT EVENTS

On January 26, 2001, the Company sold 2,507 cellular service subscribers in Puerto Rico plus the related accounts receivable to Celulares Telefonica for the forgiveness of approximately $1,100,000 owed to Celulares by the Company. The receivables transferred aggregated $115,000, which resulted in a gain on the transaction of about $1,000,0000.

As of April 2001, a motion is pending to dismiss the bankruptcy primarily based upon the Company's apparent inability to confirm a Chapter 11 plan of reorganization.