Form 10QSB
period 2001-03-31
USCI INC
filed 2001-07-16
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-22282.

                                   USCI, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         13-3702647
  -----------------------                       --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


                 5555 Triangle Parkway, Norcross, Georgia 30092
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (678) 268-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 15, 2001, 98,160,980 shares of $.0001 par value Common Stock were outstanding.

                                   USCI, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 2001 and December 31, 2000................  3

                   Condensed Consolidated Statements of Operations
                   and Accumulated Deficit for the Three months
                   ended March 31, 2001 and March 31, 2000.............  4

                   Condensed Consolidated Statements of Cash
                   Flows for the Three months ended March 31, 2001
                   and March 31, 2000..................................  5

                   Notes to Condensed Consolidated
                   Financial Statements................................  6

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......  9

PART II  OTHER INFORMATION

         Item 6    Exhibits and Reports on Form 8-K.................... 13

                         PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                   USCI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31,       December 31,
                                                                 2001              2000
                                                             -------------     ------------
ASSETS                                                       (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents, including restricted
    cash of $300,000 in 2001 and 2000                            $ 331,508        $ 400,140
Advances to Unconsolidated Subsidiary                               43,085                -
  Prepaid expenses and other                                         2,725            3,610
                                                                ----------       ----------
         Total current assets                                      377,345          403,750
                                                                ----------       ----------
PROPERTY AND EQUIPMENT, net                                          7,744            6,276
OTHER ASSETS                                                        56,574           56,474
                                                                ----------       ----------
         Total Assets                                            $ 441,662        $ 466,500
                                                                ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Letter-of-credit advances                                    $ 2,491,982       $2,491,982
  Notes payable                                                    468,640          183,497
  Accounts payable and bank overdraft                            2,510,727        2,598,715
  Commissions payable                                              225,571          225,571
  Accrued expenses and other                                       527,178          503,213
                                                               -----------       ----------
         Total current liabilities                               6,224,098        6,002,979
                                                               -----------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,735 shares issued at
  March 31, 2001 and December 31, 2000                                 18               18
Common stock, $.0001 par value; 100,000,000 shares
  authorized                                                        9,905            9,898
Additional paid-in capital                                     66,854,635       66,853,573
Accumulated deficit                                           (72,618,941)     (72,371,918)
Treasury stock, at cost, 5,500 shares                             (28,050)         (28,050)
                                                             ------------      -----------
         Total stockholders' deficit                           (5,782,434)      (5,536,479)
                                                             ------------      -----------
         Total liabilities and stockholders' deficit         $    441,662      $   466,500
                                                             ============      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                    Three Months Ended March 31,
                                                   2001                 2000
                                                  ------               ------

OPERATING REVENUES                             $  225,995            $      0

OPERATING EXPENSES
  Selling, general and administrative             507,263             613,660
                                                ----------            --------

Total Operating Expenses                          507,263             613,660
                                                ----------            --------

OPERATING LOSS                                   (251,268)           (613,660)

OTHER(EXPENSE)INCOME
  Interest income                                   4,245               3,756
  Loss from investment in Ameritel                      -            (763,494)
                                                ----------           --------
Total other income (expense)                        4,245            (759,738)
                                                ----------           --------

LOSS BEFORE INCOME TAXES                         (247,024)         (1,373,398)

Income Taxes                                            0                   0
                                                ----------           --------

NET LOSS                                         (247,024)         (1,373,398)
                                                ==========          =========

Deficit at Beginning of Period                (72,371,918)       (101,201,310)
                                               -----------       ------------

Deficit at End of Period                     $(72,618,942)      $(102,574,708)
                                              ============       =============

Basic and Diluted Net Loss per Share         $     (0.00)       $       (0.01)
                                              ============       =============

Basic and Diluted Weighted
  Average Shares Outstanding                  98,160,980           94,000,029
                                              ============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended March 31,
                                                           2001           2000
                                                          ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              (247,024)     $(1,373,398)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
  D preciation and amortization                              640                0
  Advances to Unconsolidated Subsidiary                  (43,085)               0
  Loss from investment in subsidiary                           0          763,494
  Stock issued in settlement of payables                   1,068                0
  Changes in operating assets and liabilities:
  Prepaid expenses and other assets                          858          518,263
  Accounts payable and accrued expenses                  (64,024)         122,456
  Promotional deposits                                      (100)               0
                                                       ----------      -----------

      Net cash provided by (used in)
           operating activities                         (351,666)          30,815
                                                       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (2,108)          (7,686)
                                                       ---------       -----------

   Net cash used in investing activities                  (2,108)          (7,686)
                                                       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes, payable, long-term debt and
      credit facility                                    285,142                0
                                                       ----------      -----------

   Net cash provided by financing activities             285,142                0
                                                       ----------      -----------

NET INCREASE (DECREASE) IN CASH                          (68,632)          23,129

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                   400,140          300,000
                                                       ----------      ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                       $ 331,508        $ 323,129
                                                       ==========      ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel, filed for reorganization under Chapter 11 in October 1999. Investments in nonconsolidated affiliates (wholly owned subsidiaries over which the Company does not exercise control) are accounted for on the equity basis. Accordingly, due to Ameritel's filing for reorganization under Chapter 11 in October 1999, the Company began accounting for its investment in Ameritel under the equity method of accounting retroactively, as of January 1, 1999.

The bankruptcy case was dismissed on June7, 2001. We have been advised by the secured creditor that it intends to foreclose on the assets of Ameritel in order to partially satisfy the debt owed to the secured creditor by Ameritel. If this is done, then it is anticipated that, upon conclusion of such a sale, all operations of Ameritel would immediately cease.

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

On October 29, 1999, Ameritel filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court").

On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the Bankruptcy Court. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, Foothill received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, Tranche B, Inc. shall also transfer to Foothill, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula. The number of additional shares to be issued under the agreement will not exceed 2,000,000.

The bankruptcy case was dismissed on June 7, 2001. We have been advised by the secured creditor that it intends to foreclose on the assets of Ameritel in order to partially satisfy the debt owed to the secured creditor by Ameritel. If this is done, then it is anticipated that, upon conclusion of such a sale, all operations of Ameritel would immediately cease.

USCI does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

Failure to obtain such financing or restructure its debt may compel the Company and all of its subsidiaries to seek protection under the federal bankruptcy statutes or otherwise cease operating and wind up its business affairs.

Note 3: INVESTMENT IN AMERITEL

Summarized financial information of Ameritel as of March 31, 2000 and December 31, 2000 and for the Three Months Ended March 31, 2001 and 2000 were as follows:

         As of:                                March 31, 2001  December 31,2000
                                               --------------  ----------------

         Total assets                             $403,062         $3,262,387
         Total liabilities                     $51,505,957        $55,674,605
         Stockholder's deficit                ($51,102,895)      ($52,412,218)

         For the Three Months Ended March 31,      2001               2000
                                                 --------            --------

         Revenues                                $265,777          $1,700,000
         Other Income                          $1,636,303                   0
         Costs                                   $598,392            $725,000
         Interest expense                          $2,265            $359,192
         Gain/(Loss) before income taxes       $1,301,423           ($763,494)

Total liabilities include intercompany payables to USCI, Inc. of $21,606,822 and $21,606,822 at March 31, 2001 and December 31, 2000, respectively. The Investment in Ameritel is shown in the accompanying Consolidated Balance Sheets as of December 31, 2000 as a liability and consists of the intercompany amounts due to USCI offset by the Stockholder's deficit of Ameritel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.

Bankruptcy of Ameritel

         During 1999, Ameritel Communications, Inc., our primary operating subsidiary, substantially downsized its operations, restructured certain loan provisions, converted certain preferred stock into common stock and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, operations of Ameritel have been presented under the equity method and are not included in the consolidated financial statements of USCI. The bankruptcy case was dismissed on June 7, 2001. We have been advised by the secured creditor that it intends to foreclose on the assets of Ameritel in order to partially satisfy the debt owed to the secured creditor by Ameritel. If this is done, then it is anticipated that, upon conclusion of such a sale, all operations of Ameritel would immediately cease.

Alteration of Operating Strategy

         In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. In the first quarter 2000, our wholly owned subsidiary, AmericomOnline.com, Inc., entered into a marketing distribution agreement with Net2Phone, Inc. to market their IP telephony products and services to and through their specific mass market channels. Negotiations are currently underway to expand this agreement to include additional products and customers. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in our IP Telephony marketing activities, growing revenues or operating profitably.

TelCollect

         Through our subsidiaries, we are engaged in the marketing of such telecommunications products and services as IP Telephony, wireless telephone and long distance calling cards. We have recently formed TelCollect, Inc. (TelCollect), a wholly owned subsidiary of USCI which specializes in accounts receivable management and the recovery of past due consumer and commercial debts.

         To support the TelCollect operations, the company has developed and deployed a proprietary collection/receivables management software application. This web based application is capable of handling data in a variety of formats, and combines the benefits of standard collections systems with advanced employee management and reporting systems in an integrated package. We have not found this unique combination in any other collections systems available to the market today.

         TelCollect has in place agreements with other clients intent on using TelCollect to remedy issues with their past due accounts. There can be no assurances that this new business will be successful.

Results of Operations-- Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenues. Consolidated revenues of USCI, excluding Ameritel, were $255,995 during the quarter ended March 31, 2001 and $-0- during quarter ended March 31, 2000.

         Consolidated revenues during the 2001 period were attributable entirely to A/R Management Services, which commenced during the fourth quarter of 2000.

         Cost of sales. The Company reported $146,447 of cost of sales and $109,548 of gross margin on a consolidated basis during 2001 and no cost of sales or gross margin during 2000. Consolidated cost of sales during 2001 were attributable to A/R Management Services.

         Selling, general and administrative expenses ("SG&A"). SG&A for the 2001 Quarter aggregated $507,263 as compared to $613,660 for the 2000 Quarter. Consulting fees totaled $300,000 in the 2000 Quarter due to an amortization of the value of shares granted to a consultant under a consulting contract that began in May, 1999. No similar consulting fees were recorded during the 2001 quarter. Depreciation expense decreased by approximately $304,979 in the 2001 Quarter due to a write down of certain long lived assets in 1999. Professional and other fees decreased by approximately $511,981 in the 2001 Quarter due to a reduced need for restructuring and general legal counsel during the 2001 Quarter.

         Interest Income. Interest income aggregated $3,756 in the 2000 Quarter and $4,245 in the 2001 Quarter.

Liquidity and Capital Resources

         Working capital deficiency at March 31, 2001 was $5,800,000 compared to $5,600,000 at December 31, 2000. Ameritel had a working capital deficiency of $32,855,000 and $33,585,000 at March 31, 2001 and December 31, 2000,
respectively excluding amounts due to USCI and affiliates. Cash and cash equivalents at March 31, 2001 totaled $332,000 compared to $400,000 at December 31, 2000 (of which $300,000 was restricted at March 31, 2001 and December 31, 2000 respectively). Ameritel had a cash balance of $86,000 at March 31, 2001 and $286,000 at December 31, 2000 (of which $50,500 was restricted at December 31,
2000). The increase in working capital deficiency is primarily due to losses suffered in the 2001 Quarter. We expect to continue to experience monthly losses and negative cash flow from operations for the foreseeable future.

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

         On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the United States Bankruptcy Court. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, the secured lender received 4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, the Company shall also issue to the secured lender, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula. The number of additional shares to be issued under the agreement will not exceed 2,000,000.

         Our operations continue to be dependent upon operating cash flow and funding pursuant to the credit facility assumed by Tranche B. At March 31, 2001, approximately $13.4 million had been advanced under our credit facility. The term credit facility is due in September 2002. There is no assurance that we will be able to pay the credit facility when it comes due or that the credit facility will be adequate to meet our capital needs for the next 12 months. The amounts available from operating cash flows and funds available from our credit facility with Tranche B are not expected to be adequate to meet our expected operating needs through the end of 2001. We are seeking an expansion of our cash collateral financing and restructuring certain debt. We do not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

         On October 29, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). The bankruptcy case was dismissed on June 7, 2001. We have been advised by the secured creditor that it intends to foreclose on the assets of Ameritel in order to partially satisfy the debt owed to the secured creditor by Ameritel. If this is done, then it is anticipated that, upon conclusion of such a sale, all operations of Ameritel would immediately cease.

         The financial statements as of and for the year ended December 31, 2000 and the quarter ended March 31, 2001, do not include any effect of the bankruptcy which was filed on October 29, 1999.

         Because the cost of implementing our new e-commerce strategies, which began in the fourth quarter of 1999 with immaterial operations, will depend upon a variety of factors (including our ability to negotiate additional distribution agreements, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

In October 1999, our wholly-owned subsidiary, Ameritel, filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). The bankruptcy case was dismissed on June7, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None

         (b) Reports on Form 8-K

     Form 8-K dated February 2, 2001 reporting under Item 4 the appointment of Tauber and Balser as the Company's new independent public accountants.

     Amendment to Form 8-K dated December 29, 2000 providing letter from accountants relating to resignation of Arthur Andersen as the Company's independent public accountants.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    USCI, INC.

                                    By:  /s/ Lee Feist
                                       -----------------------------
                                         Lee Feist,
                                         CEO and President

Date: July 13, 2001