Form 10QSB
period 2001-06-30
USCI INC
filed 2001-08-20
CIK 907069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-22282.

                                   USCI, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              13-3702647
-------------------------------                          -----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 15, 2001, 98,593,504 shares of $.0001 par value Common Stock were outstanding.

                                   USCI, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                       Page No.
                                                                      ----------

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2001 and December 31, 2000...............................   3

         Condensed Consolidated Statements of Operations
         and Accumulated Deficit for the three months and the six months
         ended June 30, 2001 and June 30, 2000.............................   4

         Condensed Consolidated Statements of Cash
         Flows for the six months ended June 30, 2001
         and June 30, 2000.................................................   5

         Notes to Condensed Consolidated
         Financial Statements..............................................   6

 Item 2. Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations.............................................   8

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                   USCI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,        December 31,
                                                              2001              2000
                                                         --------------     --------------
ASSETS                                                    (unaudited)        (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents, including restricted
    cash of $300,000                                         $ 349,111        $ 686,139
Accounts Receivable                                            196,719          174,468
 Inventory                                                      46,709                0
Prepaid expenses and other                                      84,780           25,614
                                                            ----------       ----------
         Total current assets                                  677,319          886,221
                                                            ----------       ----------
PROPERTY AND EQUIPMENT, net                                     12,553           15,287
OTHER ASSETS                                                    30,982           83,065
                                                            ----------       ----------
         Total Assets                                        $ 720,855       $  984,573
                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Letter-of-credit advances                                $ 2,491,982       $2,491,982
  Note Payable - Tranche B                                  11,946,874       11,762,517
  Note Payable - AT&T                                       11,776,996       11,776,996
  Notes payable                                              1,173,902        1,173,902
  Accounts payable                                           6,103,865        7,305,840
  Commissions payable                                          342,434          342,434
  Accrued expenses and other                                 2,767,838        2,728,011
                                                           -----------      -----------
         Total current liabilities                          36,753,891       37,581,682
                                                           -----------      -----------


STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.01 par value;
  5,000 shares authorized, 1,735 shares issued at
  March 31, 2001 and December 31, 2000                              18               18
Common stock, $.0001 par value; 100,000,000 shares
  authorized                                                     9,880            9,873
Additional paid-in capital                                  66,859,658       66,858,596
Accumulated deficit                                       (102,724,542)    (103,437,546)
Treasury stock, at cost, 5,500 shares                          (28,050)         (28,050)
                                                           ------------     ------------
         Total stockholders' deficit                       (35,883,036)     (36,597,109)
                                                           ------------     ------------
         Total liabilities and stockholders' deficit      $    720,855     $    984,573
                                                           ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT


                                                     Six Months Ended June 30  Three Months Ended June 30
                                                   2001             2000            2001          2000
                                              --------------     ------------    -----------    ----------

OPERATING REVENUES                            $   1,113,079      $ 3,059,958    $   591,307     $1,372,355

COST OF SALES                                       593,755        1,319,682        278,937        595,376
                                               -------------      -----------    -----------    -----------

GROSS MARGIN                                        519,324        1,740,276        312,370        776,979

OPERATING EXPENSES
  Selling, general and administrative               814,716        2,989,271        616,701      1,160,622
  Subscriber Acquisition Costs                       43,314          319,775         38,595        145,647
  Depreciation                                        4,842            3,326          2,538          1,663
                                               -------------      ------------   -----------    ------------
  Total Operating Expenses                          862,872        3,312,372        657,834      1,307,932

OPERATING PROFIT (LOSS)                            (343,550)      (1,572,096)      (345,464)      (530,953)

OTHER (EXPENSE) INCOME
  Interest income (expense) net                     10,577             7,901          4,068          3,876
  Extinguishment of Debt                         1,045,973                 -              -              -
                                               -------------      -------------  -----------    ------------
PROFIT (LOSS) BEFORE
 INCOME TAXES                                      713,004        (1,579,808)      (341,396)      (527,077)

  Income Taxes                                           0                 0              0              0
                                               -------------      -------------  -----------    ------------

NET PROFIT (LOSS)                                  713,004        (1,579,808)      (341,396)      (527,077)
                                               =============      =============  ===========    ============

Basic and Diluted Net Loss per Share             $    0.01       $     (0.02)    $    (0.00)     $   (0.01)
                                               =============      =============  ===========    ============

Basic and Diluted Weighted

  Average Shares Outstanding                    98,593,504        98,525,028     98,593,504     98,525,028
                                               =============      =============  ===========    ============


   The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               For the Six Months Ended June 30,
                                                  2001                  2000
                                               ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                               $  713,004         $ (1,579,808)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     4,842                3,327
Changes in operating assets and liabilities:
     Prepaid expenses and other assets             158,584              930,057
     Accounts payable and accrued expenses      (1,162,148)             (52,049)
     Promotional deposits                             (100)                 100
                                                -------------        -----------

      Net cash provided by (used in)
           operating activities                   (258,818)           (698,373)
                                                -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (2,108)             (7,675)
                                                -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, long-term debt and
      credit facility                              (49,102)            615,446
                                                -------------        -----------

NET INCREASE (DECREASE) IN CASH                   (337,028)            (90,602)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                             686,139             600,734
                                                -------------        -----------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                               $   349,111            $510,132
                                                =============        ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                   USCI, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1:  BASIS OF PRESENTATION

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents has been omitted. Operating results for the three-month and the six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. The Company's subsidiary, Ameritel Communications, Inc (Ameritel), filed for reorganization under Chapter 11 in October 1999. The bankruptcy case was dismissed on June 7, 2001. The secured creditor foreclosed on the assets of Ameritel effective July 31, 2001 in order to partially satisfy the debt owed to the secured creditor by Ameritel. All operations of Ameritel ceased as of that date.

Prior to the dismissal of the bankruptcy proceeding of Ameritel, on June 7, 2001, Ameritel was treated as an affiliate for accounting purposes using the equity method of accounting. As a result of the dismissal of the bankruptcy proceeding, Ameritel has been reclassified from an affiliate to a subsidiary and the assets, liabilities, income, and expenses of Ameritel are included in the Company's consolidated financial statements.

Financial information for prior year periods has been restated to reflect the reclassification of Ameritel as a subsidiary and to include Ameritel in the consolidated financial statements of the Company retroactive to the date of the initial bankruptcy filing of Ameritel.

Note 2:  EXTINGUISHMENT OF DEBT

On January 25, 2001, Ameritel transferred 2,570 Puerto Rican subscriber contracts, including all accounts receivable related to these contracts, to Celulares Telephonica for $1,160,328, which represented the exact amount that Ameritel owed to Celulares. Ameritel earned a net profit of $986,303 on this transaction, which is included in the category of "Extinguishment of Debt" in the "Condensed Consolidated Statement of Operations" for the period ending June 30, 2001. On March 30, 2001, the Company entered into an agreement to issue 68,476 shares of common stock to Korn Ferry International in full payment of the debt of $60,738 owed by the Company to Korn Ferry. Ameritel's net gain on this transaction amounted to $59,670.

Note 3:  CREDIT FACILITY

On April 14, 1999, Ameritel entered into an Amended and Restated Loan and Security Agreement with Foothill Capital Corp. ("Foothill") in which the original Loan and Security Agreement entered into on September 5, 1998 was amended to restructure the existing credit facility by reducing the total facility to $17.5 million. Additionally, certain of our preferred shareholders and certain other persons have entered into a Participation Agreement with Foothill in connection with the restructuring of the our outstanding $20 million credit facility with Foothill. The participants in the Foothill facility made an aggregate of $7 million available as term loans. Although the limit of the credit facility was reduced from $20 million to $17.5 million, the $7 million allocated for term loans was available for working capital upon certain conditions. The $10.5 million limit was structured as part revolver, part term loan and part letter of credit. Also, there were approximately $1 million in standby letters of credit outstanding under the line. The Company guaranteed payment of amounts due under the above Agreement.

On October 29, 1999, Ameritel filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court").

On April 28, 2000, a Release of Guaranty and Termination of Security Interests was reached between the Company, Tranche B, Inc. and Foothill. Tranche B, Inc. is owned and controlled by shareholders that hold a controlling interest in the Company. Under the terms of the agreement, Foothill agreed to sell, transfer and assign without recourse, all rights, title and interest in and to claims of Ameritel, including any and all security interests against Ameritel and guarantees against the Company, together with their right to receive cash, instruments or other property issued in connection with the proceedings in the Bankruptcy Court. In addition, the transaction included the release of all guarantees of that indebtedness by the Company and its affiliates other than Ameritel. As consideration for the release and termination, Foothill received
4,000,000 shares of common stock of the Company. On the eighteenth month anniversary of the agreement date, the Company shall also transfer to Foothill, such additional shares of common stock of the Company to make the aggregate fair market value of the shares in the initial transfer equal to $4,000,000, based on an agreed upon weighted average formula. The number of additional shares to be issued under the agreement will not exceed 2,000,000.

The bankruptcy case was dismissed on June 7, 2001. The secured creditor foreclosed on the assets of Ameritel effective July 31, 2001 in order to partially satisfy the debt owed to the secured creditor by Ameritel. All operations of Ameritel ceased as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.
         Through our subsidiaries, we are engaged in the marketing of such telecommunications products and services as IP Telephony products and services and long distance calling cards based upon IP Telephony, as well as in accounts receivable management and the recovery of past due consumer debts.

Ameritel

         During 1999, Ameritel Communications, Inc., our primary operating subsidiary, substantially downsized its operations, restructured certain loan provisions, converted certain preferred stock into common stock and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy case was dismissed on June 7, 2001. The secured creditor foreclosed on the assets of Ameritel effective July 31, 2001 in order to partially satisfy the debt owed to the secured creditor by Ameritel. All operations of Ameritel ceased as of that date.

         Prior to the dismissal of the bankruptcy proceeding of Ameritel, on June 7, 2001, Ameritel was treated as an affiliate for accounting purposes using the equity method of accounting. As a result of the dismissal of the bankruptcy proceeding, Ameritel has been reclassified from an affiliate to a subsidiary and the assets, liabilities, income, and expenses of Ameritel are included in the Company's consolidated financial statements.

         Financial information for prior year periods has been restated to reflect the reclassification of Ameritel as a subsidiary and to include Ameritel in the consolidated financial statements of the Company retroactive to the date of the initial bankruptcy filing of Ameritel.

Alteration of Operating Strategy

         In the second half of 1999, we substantially altered our operations in an effort to achieve profitability, including establishing an e-commerce platform to market services and products, downsizing of staff and facilities and other cost cutting efforts to reduce overhead and adoption of our IP Telephony initiative. In April 2000, our wholly owned subsidiary, AmericomOnline.com, Inc., entered into a marketing distribution agreement with Net2Phone, Inc. to market their IP telephony products and services to and through specific mass market channels. The products include telephones and headsets that connect to computers allowing for domestic and international long distance calling over the Net2Phone network at well below normal long distance rates. In July 2001 the agreement was expanded to include all supermarkets and drug stores in the United States as well as most major mass market and electronics retailers, office superstores, warehouse clubs and the largest television home shopping operations. While we expect that those efforts will position us favorably to grow revenues, improve operating margins and minimize operating costs, there can be no assurance that we will be successful in our IP Telephony marketing activities, growing revenues or operating profitably.

TelCollect

         TelCollect, Inc. ("TelCollect"), a wholly owned subsidiary of USCI, specializes in accounts receivable management and the recovery of past due consumer and commercial debts. As of June 30, 2001, TelCollect is managing and collecting on more than $50,000,000 in receivables, up from approximately $15,000,000 at December 31, 2000. TelCollect specializes in telecom and credit card receivables, and is qualified to collect debts for clients in 38 states as well as the District of Columbia and Puerto Rico.

         To support the TelCollect operations, the company has developed and deployed a proprietary collection/receivables management software application. This web-based application is capable of handling data in a variety of formats, and combines the benefits of standard collections systems with advanced employee management and reporting systems in an integrated package. We have not found this unique combination in any other collections systems available to the market today.

         Although TelCollect has experienced dramatic growth over the past six months, there can be no assurances that this new business will continue to be successful.

Results of Operations-- Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Net Profit. The Company earned a net profit of $713,004 during the first six months of 2001 as compared with a loss of $1,579,808 for the same period in 2000. This was primarily due to a 74% decrease in operating expenses in the first six months of 2001 as compared to the same period in 2000, and a one-time profit of $986,303 on the transfer to Celulares Telephonica of 2,100 wireless subscribers during the 2001 period.

         Revenues. Consolidated revenues totaled $1,113,079 for the six months ended June 30, 2001 and $3,059,958 for six months ended June 30, 2000. The decline in revenues was attributable to the winding down, and ultimate cessation, of the wireless telephone service operations of Ameritel which reported revenues of $618,138 during the 2001 period as compared to $3,057,421 during the 2000 period. The revenues attributable to other businesses, primarily debt collection services, increased from $2,537 in the 2000 period to $494,491 in the 2001 period.

         Cost of sales. The Company reported $593,755 of cost of sales and $519,324 of gross margin on a consolidated basis during the first six months of 2001 and $1,319,682 of cost of sales and $1,740,276 of gross margin during the same period in 2000. The decline in cost of sales and gross margin was primarily attributable to the winding down of Ameritel's operations which accounted for $290,269 of cost of sales and $327,869 of gross margin during the 2001 period as compared to $1,319,682 of cost of sales and $1,740,276 of gross margin during the 2000 period. Other businesses, primarily debt collection services, accounted for $303,486 of cost of sales and $191,005 of gross margin during the 2001 period as compared to $0 of cost of sales and $2,537 of gross margin during the 2000 period.

         Selling, general and administrative expenses ("SG&A"). SG&A for the first six months of 2001 aggregated $814,716 as compared to $2,989,271 for the first six months of 2000. While total marketing expenses remained almost constant for the two periods, expenses related to activations, customer care and collections declined from $692,982 to $417,817 and administration declined from $1,730,970 to $345,393 due primarily to a decline in the number of subscribers, a reversal in bad debt expense that had been over-accrued, a refund of Federal excise taxes and a reduction in consulting fees.

         Interest Income. Interest income aggregated $10,578 for the first six months of 2001 as compared with $7,901 for the same period in 2000. Because of the Ameritel bankruptcy, no interest accrued on the Ameritel debt during either period.

         Extinguishment of Debt. On January 25, 2001, Ameritel transferred 2,100 Puerto Rican subscriber contracts, including all accounts receivable related to these contracts, to Celulares Telephonica for $1,160,328, which represented the exact amount that Ameritel owed to Celulares. Ameritel earned a net profit of $986,303 on this transaction, which is included in the category of "other income" in the "Condensed Consolidated Statement of Operations" for the period ending June 30, 2001. On March 30, 2001, the Company entered into an agreement to issue 68,476 shares of common stock to Korn Ferry International in full payment of the debt of $60,738 owed by the Company to Korn Ferry. Ameritel's net gain on this transaction amounted to $59,670.

Liquidity and Capital Resources

         The Company had a working capital deficiency at June 30, 2001 of $36,076,572 compared to $36,695,461 at December 31, 2000. Cash and cash equivalents at June 30, 2001 totaled $349,111 compared to $686,139 at December 31, 2000 (of which $300,000 was restricted at June 30, 2001 and December 31, 2000 respectively).

         Although the company earned a profit for the first six months of 2001, the gain for the period was primarily attributable to a one-time non-cash gain from the assignment by Ameritel of subscriber account contracts, and it is possible that the company will experience a loss for the year as a whole. We expect to continue to experience monthly losses and negative cash flow from operations for the foreseeable future

         We currently require substantial amounts of capital to fund current operations, for the settlement and payment of past due obligations, and the deployment of our new business strategy. Due to recurring losses from operations, an accumulated deficit, stockholders' deficit, negative working capital, being in default under the terms of our letters of credit advances, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern.

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

         Our operations continue to be dependent upon operating cash flow and funding pursuant to the credit facility assumed by Tranche B. At June 30, 2001, approximately $13 million had been advanced under our credit facility. The term credit facility is due in September 2002. There is no assurance that we will be able to pay the credit facility when it comes due or that the credit facility will be adequate to meet our capital needs for the next 12 months. The amounts available from operating cash flows and funds available from our credit facility with Tranche B are expected to be adequate to meet our expected operating needs through the end of 2001. We are seeking an expansion of our cash collateral financing and restructuring certain debt to support deployment of our new business strategy. We do not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the foreseeable future.

         On October 29, 1999, Ameritel Communications, Inc., a wholly owned subsidiary of the Company ("Ameritel"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the Southern District of New York (Case No. 99-11081)(the "Bankruptcy Court"). The bankruptcy case was dismissed on June 7, 2001. The secured creditor foreclosed on the assets of Ameritel effective July 31, 2001 in order to partially satisfy the debt owed to the secured creditor by Ameritel. All operations of Ameritel ceased as of that date.

         Because the cost of implementing our new VoIP, E-Commerce, and A/R Management strategies will depend upon a variety of factors (including our ability to negotiate additional distribution agreements, our ability to negotiate favorable wholesale prices with carriers, the number of new customers and services for which they subscribe, the nature and penetration of services that we may offer, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations will affect our future capital requirements.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          10.1 Amendment, dated July 17, 2001, to Marketing and Distribution Agreement between Net2Phone, Inc. and AmericomOnline.com, Inc.

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                              USCI, INC.



                                         By:  /s/ Lee Feist
                                             ----------------------
                                             Lee Feist,
                                             CEO and President
Date: August 20, 2001